Form 10-Q
period 2004-03-31
COLONY RESORTS LVH ACQUISITIONS LLC
filed 2004-06-28
CIK 1282607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50635

For the quarterly period ended March 31, 2004

COLONY RESORTS LVH ACQUISITIONS, LLC

(Exact Name of Registrant as Specified in its Charter)

NEVADA	41-2120123
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

1999 AVENUE OF THE STARS, SUITE 1200 LOS ANGELES, CALIFORNIA	90067
(Address of Principal Executive Offices)	(Zip Code)

310-282-8820

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of June 21, 2004, there were 1.5 Class A Membership Units held by Colony Resorts LVH Holdings, LLC.

Colony Resorts LVH Acquisitions, LLC

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	1

LVH CORPORATION

	UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS:

	UNAUDITED BALANCE SHEETS AS OF MARCH 31, 2004 AND DECEMBER 31, 2003	1

	UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003	2

	UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003	3

	NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003	4

COLONY RESORTS LVH ACQUISITIONS, LLC

	UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS:

	UNAUDITED BALANCE SHEETS AS OF MARCH 31, 2004 AND DECEMBER 31, 2003	6

	UNAUDITED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND FOR THE PERIOD FROM DECEMBER 18, 2003 (DATE OF INCEPTION) THROUGH MARCH 31, 2004	7

	UNAUDITED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND FOR THE PERIOD FROM DECEMBER 18, 2003 (DATE OF INCEPTION) THROUGH MARCH 31, 2004	8

	NOTES TO FINANCIAL STATEMENTS	9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	18

ITEM 4.	CONTROLS AND PROCEDURES	19

PART II.	OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES	19

ITEM 5.	OTHER INFORMATION	20

ITEM 6.	EXHIBITS	27

SIGNATURES		28

i

LVH CORPORATION

CONDENSED BALANCE SHEETS (In Thousands)

AS OF MARCH 31, 2004 AND DECEMBER 31, 2003 (unaudited)

	March 31 ,	December 31,
	2004	2003
Assets
CURRENT ASSETS:
Cash and equivalents	$8,634	$12,734
Accounts receivable, net	11,637	21,764
Inventories	2,283	2,472
Prepaid expenses and other current assets	5,410	3,894

Total current assets	27,964	40,864
PROPERTY AND EQUIPMENT, net	162,281	166,159
OTHER ASSETS	217	188

Total assets	$190,462	$207,211

Liabilities and stockholder’s equity
CURRENT LIABILITIES:
Accounts payable and bank overdrafts	$2,288	$4,935
Due to affiliated companies	31,538	39,993
Accrued expenses	31,085	43,499

Total current liabilities	64,911	88,427
OTHER LIABILITIES	76	72

Total liabilities	64,987	88,499

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY :
Common stock ($1.00 par value, 25,000 shares authorized, 1,000 shares issued and outstanding)	1	1
Additional paid-in capital	332,747	332,747
Accumulated deficit	(207,273)	(214,036)

Total stockholder’s equity	125,475	118,712

Total liabilities and stockholder’s equity	$190,462	$207,211

See notes to the unaudited condensed financial statements.

LVH CORPORATION

CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (In Thousands)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (unaudited)

	Three months ended March 31,
	2004	2003
Revenues
Casino	$22,479	$17,999
Rooms	24,809	21,414
Food and beverage	14,196	12,506
Other revenue	5,437	4,824

	66,921	56,743

Expenses
Casino	14,155	12,873
Rooms	6,922	6,530
Food and beverage	13,660	12,510
Other expense	2,438	2,718
General and administrative	16,259	15,457
Depreciation and amortization	4,688	4,461
Management fee to parent	2,036	1,739

	60,158	56,288

Operating income	6,763	455

Net income	6,763	455
Accumulated deficit, beginning of period	(214,036)	(198,511)

Accumulated deficit, end of period	$(207,273)	$(198,056)

See notes to the unaudited condensed financial statements.

LVH CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (In Thousands)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,763	$455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,688	4,461
Provision for bad debts	(93)	(296)
Other	(25)	7
Change in working capital components:
Accounts receivable	10,220	581
Inventories, prepaid expenses and other current assets	(1,327)	(206)
Accounts payable, bank overdrafts and accrued expenses	(15,061)	(1,914)

Net cash provided by operating activities	5,165	3,088

CASH FLOWS USED IN INVESTING ACTIVITIES:
Additions to property and equipment	(810)	(3,051)

CASH FLOWS USED IN FINANCING
ACTIVITIES—Change in due to affiliated companies	(8,455)	(3,651)

Decrease in cash and equivalents	(4,100)	(3,614)
Cash and equivalents at beginning of period	12,734	15,250

Cash and equivalents at end of period	$8,634	$11,636

See notes to the unaudited condensed financial statements.

LVH CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

1. BASIS OF PRESENTATION AND OPERATIONS

The accompanying financial statements present the accounts of LVH Corporation ( “LVH”). LVH is a wholly-owned indirect subsidiary of Caesars Entertainment, Inc., formerly Park Place Entertainment Corporation (“Caesars” or the “Parent”). The accompanying financial statements have been prepared from the separate records maintained by LVH and may not necessarily be indicative of the conditions that would have existed or the results of operations if LVH had been operated as an unaffiliated company.

LVH owns and operates the Las Vegas Hilton Hotel and Casino (the “Property”), a hotel and casino that is located on approximately 59 acres adjacent to the Las Vegas Convention Center. With this prominent convention location, the Property focuses its marketing toward convention groups. The Property features 2,968 guest rooms and suites, approximately 74,000 square feet of casino space, 12 restaurants and 225,000 square feet of meeting and convention area. The Property also includes a 1,600-seat showroom featuring top entertainers, a night club, and a spa and health club.

The condensed financial statements included herein are unaudited and have been prepared by LVH pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although LVH believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management of LVH, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three month period ended March 31, 2004 are not necessarily indicative of results to be expected for the full fiscal year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003, as provided in the Post-Effective Amendment No. 1 to Form 10 Registration Statement of Colony Resorts LVH Acquisitions, LLC (the “Company”), filed June 17, 2004 (File No. 000-50635) (the “Form 10”).

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. FIN 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company that is subject to a majority of the risk loss from the variable interest entity’s activities or receive a majority of the entity’s residual returns or both. The adoption of FIN 46 did not have a material impact on the financial statements.

2. INCOME TAXES

LVH accounts for income taxes using the asset and liability approach required by SFAS No. 109. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of LVH’s assets and liabilities. Future tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits are more likely than not. A valuation allowance for a deferred tax asset was established in prior periods due to the uncertainty related to the realization of future tax benefits. LVH’s effective tax rate was 0% for the three months ended March 31, 2003 and 2004 as a result of the establishment of the valuation allowance.

3. COMMITMENTS AND CONTINGENCIES

Litigation

LVH is involved in various legal proceedings relating to its business. LVH believes that all the actions brought against it are without merit and will continue to vigorously defend against them. While any proceeding or litigation has an element of uncertainty, LVH believes that the final outcome of these matters is not likely to have a material adverse effect upon its results of operations or financial position.

4. PROPOSED SALE OF THE LAS VEGAS HILTON

On December 24, 2003, Caesars entered into a definitive agreement to sell the Property to an affiliate of Colony Capital, LLC (“Colony”), a Los Angeles based international private investment firm, for approximately $280,000,000. The transaction closed on June 18, 2004.

Under the terms of the agreement, Colony purchased most of the assets of LVH, and assumed certain related current liabilities. The aggregate consideration was adjusted for changes in net working capital. In addition, certain gaming devices currently leased from a wholly-owned subsidiary of Caesars were included in the assets sold to Colony.

COLONY RESORTS LVH ACQUISITIONS, LLC

(A Development Stage Company)

UNAUDITED BALANCE SHEETS

(in thousands)

	March 31, 2004	December 31, 2003
ASSETS
PROPERTY & EQUIPMENT, NET	$1,010	—
OTHER ASSETS –
Restricted cash – long term	19,676	$15,000
Deferred financing costs	1,950	1,950

TOTAL ASSETS	$22,636	$16,950

LIABILITIES AND MEMBERS’ DEFICIT
CURRENT LIABILITIES
Due to affiliates	$24,950	$17,362

TOTAL LIABILITIES	24,950	17,362

COMMITMENTS AND CONTINGENCIES
MEMBERS’ ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE	(2,314)	(412)

TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$22,636	$16,950

See accompanying notes to financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

(A Development Stage Company)

UNAUDITED STATEMENTS OF OPERATIONS

(in thousands)

	March 31, 2004	For the Period from December 18, 2003 (Inception) through March 31, 2004
EXPENSES:
Advertising and marketing	$1	$3
Licensing fees	10	240
Professional fees	1,432	1,458
Travel and entertainment	459	613

NET LOSS	$1,902	$2,314

See accompanying notes to financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

(A Development Stage Company)

UNAUDITED STATEMENTS OF CASH FLOWS

(in thousands)

	March 31, 2004	For the Period from December 18, 2003 (Inception) through March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss
Adjustments to reconcile net loss to net cash provided by operating activities:	$(1,902)	$(2,314)
Changes in assets and liabilities:
Due to affiliates	7,588	24,950

Net cash provided by operating activities	5,686	22,636

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property & equipment	(1,010)	(1,010)
Changes in restricted cash	(4,676)	(19,676)

Net cash used in investing activities	(5,686)	(20,686)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs
Net cash used in financing activities	—	(1,950)

	—	(1,950)

NET INCREASE (DECREASE) IN CASH	—	—

CASH AT BEGINNING OF THE PERIOD	—	—
CASH AT END OF THE PERIOD	—	—

	$—	$—

See accompanying notes to financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Nature of operations

Colony Resorts LVH Acquisitions, LLC, a Nevada limited liability company [(a development stage company)] (the “Company”), was formed at the direction of Colony Investors VI, L.P., a Delaware limited partnership (“Colony VI”) and an affiliate of Colony Capital, Inc. (“Colony Capital”), under the laws of the State of Nevada on December 18, 2003. Pursuant to the Company’s Amended and Restated Operating Agreement, dated June 18, 2004, (the “Operating Agreement”) the Company will continue in existence perpetually. Members of the Company, however, may terminate the Operating Agreement and dissolve the Company at any time.

The Company has conducted no business other than in connection with the execution of a Purchase and Sale Agreement (as defined below), relating to the acquisition of substantially all of the assets and certain liabilities of LVH Corporation, a Nevada corporation (“LVH”). LVH is a wholly-owned subsidiary of Caesars Entertainment Inc., formerly Park Place Entertainment Corporation (“Caesars”), and owns and operates the Las Vegas Hilton, a casino resort located in Las Vegas, Nevada (the “Hotel”).

The Company, LVH and Caesars, entered into the Purchase and Sale Agreement, dated December 24, 2003 (the “Purchase and Sale Agreement”). Pursuant to the Purchase and Sale Agreement, the Company acquired substantially all of the assets and certain liabilities of LVH (the “Acquisition”) for approximately $280,000,000 subject to certain adjustments defined in the Purchase and Sale Agreement. The Acquisition was completed on June 18, 2004. The Company will continue certain of the current business operations of LVH but will not have an ongoing relationship with LVH or Caesars.

On June 18, 2004, the Company financed the Acquisition and paid related fees and expenses with capital contributions from the issuance of Class A and Class B Membership Units (the “Equity Financing”), and a non-recourse first mortgage term loan in the amount of approximately $200 million from Goldman Sachs & Co. (“Goldman”) (the “Goldman Term Loan” and together with the Equity Financing, the “Acquisition Financing”).

Basis of Presentation

The Company’s affiliates consist of Colony Resorts LVH Holdings, LLC, (“Holdings”), Colony VI a discrete investment fund of Colony Capital and Colony Resorts LVH Co-investment Partners, L.P. (“Coinvestment Partners”), Colony Resorts LVH Coinvestment Voteco, LLC (“Coinvestment Voteco”), and Colony Resorts LVH VoteCo., LLC (“Voteco”), each of which purchased Class A or Class B Membership Units on June 18, 2004 in connection with the equity financing described in Note 3.

Development Stage Risk Factors

On June 17, 2004, the Company secured a Nevada State gaming license for the ownership and operation of the Hotel. The Company is now subject to the normal risks inherent in operating a hotel casino, including compliance with regulatory tax and operational requirements.

As a development stage company, the Company had risks that could have impacted its ability to successfully complete the Acquisition, which included as described above, obtaining financing for the Acquisition. In addition, prior to the completion of the Acquisition, the Company had to secure several state and local government regulatory agency approvals, including, but not limited to, securing a state gaming license for the ownership and operation of the Hotel.

COLONY RESORTS LVH ACQUISITIONS, LLC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Interim Financial Statements

The accompanying condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the Untied States have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three-month period ended March 31, 2004 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003, included in the Company’s Post Effective Amendment No. 1 to Form 10 Registration Statement filed June 17, 2004 (File No. 000-50635).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Restricted Cash

The Company deposited $19,676,000 into an escrow account as of March 31, 2004, which was applied towards the Acquisition purchase price.

Deferred Financing Costs

Deferred financing costs consist of a commitment fee and deposits totaling $1,950,000 related to the Company’s financing. The Company has commenced amortization of these costs since the closing of the Acquisition using the effective interest method.

Property and Equipment

The cost of Property and Equipment is capitalized and depreciated over the estimated useful lives of the assets, which range from 3 to 40 years.

Income Taxes

The Company is a limited liability company and will be taxed as a partnership for federal income tax purposes. Accordingly, no provision for federal income taxes was recorded because the taxable income or loss is included in the income tax return of the members.

Advertising Costs

Advertising costs are expensed as incurred.

COLONY RESORTS LVH ACQUISITIONS, LLC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. FIN 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company that is subject to a majority of the risk loss from the variable interest entity’s activities or receive a majority of the entity’s residual returns or both. The adoption of FIN 46 did not have a material impact on the financial statements.

3. MEMBERSHIP INTERESTS

As of March 31, 2004, all of the Company’s Class A Membership Units were held by Holdings and no Class B Membership Units were outstanding.

In connection with and immediately prior to the Acquisition, the Company issued Class A Membership Units (“Class A Units”) to Coinvestment VoteCo and VoteCo on a pro rata basis in proportion to the equity contributions made by each entity. In addition, the Company issued Class B Membership Units (“Class B Units” and together with the Class A Units, the “Membership Units”) to Coinvestment Partners and to Holdings, a wholly-owned subsidiary of Colony VI on a pro rata basis in proportion to the equity contributions made by each entity. All of these entities are existing affiliates of the Company.

Prior to the closing of the Acquisition, the Company executed an Amended and Restated Operating Agreement by and among the Company, VoteCo, Coinvestment VoteCo, Holdings and Co-Investment Partners (the “Amended and Restated Operating Agreement”). Pursuant to the Amended and Restated Operating Agreement, holders of Class A Units are entitled to one vote per unit in all matters to be voted on by voting members of the Company. Holders of Class B units have no vote, except as otherwise expressly required by law.

On June 18, 2004, the Company issued Class A Units and Class B Units in connection with the organizational structure that was put in place in order to consummate the Acquisition so that Holdings and Co-Investment Partners could acquire substantially all of the assets of LVH without having any voting power or other power to control the affairs or operations of the Company, except as otherwise expressly required by law.

At the time of the closing of the Acquisition, the Company executed: (1) Transfer Restriction Agreement by and among Thomas J. Barrack, Jr. (“Barrack”), Nicholas L. Ribis (“Ribis”), Co-Investment Partners and Coinvestment VoteCo (the “Coinvestment Transfer Restriction Agreement”) and (2) Transfer Restriction Agreement by and among Mr. Barrack, VoteCo and Holdings (the “VoteCo Transfer Restriction Agreement”).

The Company’s Class A Units issued to Coinvestment VoteCo are subject to the Coinvestment Transfer Restriction Agreement, which provides, among other things, that:

•	Co-Investment Partners has the right to acquire Class A Units from Coinvestment VoteCo on each occasion that Class B Units held by Co-Investment Partners would be transferred to a proposed purchaser who, in connection with such proposed sale, has obtained all licenses, permits, registrations, authorizations, consents, waivers, orders, findings of suitability or other approvals required to be obtained from, and has made all findings, notices or declarations required to be made with, all gaming authorities under all applicable gaming laws,

COLONY RESORTS LVH ACQUISITIONS, LLC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

•	A specific purchase price, as determined in accordance with the Coinvestment Transfer Restriction Agreement, will be paid to acquire the Class A Units from Coinvestment VoteCo, and

•	Coinvestment VoteCo will not transfer ownership of Class A Units owned by it except pursuant to such option of Co-Investment Partners.

The Company’s Class A Units issued to VoteCo are subject to the VoteCo Transfer Restriction Agreement, which provides, among other things, that:

•	Holdings has the right to acquire Class A Units from VoteCo on each occasion that Class B Units held by Holdings would be transferred to a proposed purchaser who, in connection with such proposed sale, has obtained all licenses, permits, registrations, authorizations, consents, waivers, orders, findings of suitability or other approvals required to be obtained from, and has made all findings, notices or declarations required to be made with, all gaming authorities under all applicable gaming laws,

•	A specific purchase price, as determined in accordance with the VoteCo Transfer Restriction Agreement, will be paid to acquire the Class A Units from VoteCo, and

•	VoteCo will not transfer ownership of Class A Units owned by it except pursuant to such option of Holdings.

It is currently anticipated that any future holders of the Company’s Membership Units will become a party to the Amended and Restated Operating Agreement.

4. RELATED PARTY TRANSACTIONS

Colony VI funded the escrow deposit and deferred financing costs and paid certain expenses related to the Company’s operations during the period from December 18, 2003 (date of inception) through December 31, 2003. These advances are reported as Due from Affiliates in the accompanying balance sheets.

5. COMMITMENTS AND CONTINGENCIES

Employment Arrangements

The Company has entered into employment agreements, as amended, with several executives. The employment agreements have initial terms of two to five years and are subject to one-year extensions.

The employment agreements provide the executives will receive a base salary with either mandatory increases or annual adjustments and annual bonus payments.

In addition, the employment agreements provide that the Company grant certain executives options to purchase the Company’s Class A Units and Class B Units that are issued and outstanding as of the date on which the Acquisition was completed. The Options were granted under the equity compensation plan adopted by the Company. Depending on the terms of the employment agreement, executives were granted options to purchase 0.5% to 1.5% of the Membership Units.

Easement

The Hilton Grand Vacations property, located adjacent to the Hotel, has an easement for use of approximately 260 parking spaces (out of approximately 4,800 parking spaces). There is also an easement for the use of the monorail that runs through the Hotel property.

COLONY RESORTS LVH ACQUISITIONS, LLC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Environmental

An independent environmental consultant performed a Phase I environmental site assessment in accordance with the American Society for Testing and Materials (“ASTM”) standards on the Las Vegas Hilton property in December 2003. This assessment involved visual inspection, interviews with site personnel, review of certain publicly available records, and preparation of a written report. The assessment did not include any testing of soil or groundwater at the property. According to certain historical data integrated into the Phase I report, in 2000 it was discovered that there is a plume of tetrachloroethene in the groundwater and the property was listed as a leaking underground storage tank site. The contamination is believed to originate from an off-site source, but the source has not yet been identified.

To date, the Nevada Division of Environmental Protection has not required any additional investigation at the property. The Phase I report states that levels of tetrachloroethene and total petroleum hydrocarbons in the groundwater beneath the property in 2000 exceeded certain limits allowed under a National Pollutant Discharge Elimination System permit. The Phase I report indicates that the allowable levels have been exceeded in the past and a treatment system is needed to ensure compliance with applicable requirements. The Company expects to install a treatment system at a nominal cost. The Phase I report also identified asbestos-containing materials at the Hotel. The Company expects to manage these materials pursuant to an operations and maintenance program.

The Company has not determined what the cost, if any, will be with respect to the groundwater or the asbestos issue, however, the Company believes that the issues will not have a material effect upon its financial position or results of operations subsequent to the Acquisition. There can be no assurance, however, that the estimated capital and operating costs for the treatment system will not be exceeded or that there will be no claims or other liabilities associated with the foregoing conditions.

Litigation

The Company is not a party to any litigation and, no action, suit or proceedings against it has been threatened by any person.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Form 10 Registration Statement and the unaudited interim condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

Pursuant to the terms of the Purchase and Sale Agreement, the Company purchased substantially all of the assets of LVH. The Acquisition closed on June 18, 2004. Since June 18, 2004, the Company has owned and operated the Property.

Prior to the closing of the Acquisition, LVH was in the business of operating a casino/hotel. LVH’s primary sources of revenue consisted of casino operations, room rental, and food and beverage sales.

Casino revenue is derived primarily from patrons wagering on slot machines, table games and other gaming activities. Table games generally include Blackjack or Twenty One, Craps, Baccarat and Roulette. Other gaming activities include Keno and Race and Sports. Casino revenue is defined as the win from gaming activities, computed as the difference between gaming wins and losses, not the total amounts wagered. “Table game volume,” “table game drop” (terms which are used interchangeably), and “slot handle” are casino industry specific terms that are used to identify the amount wagered by patrons for a casino table game or slot machine, respectively. “Table game hold” and “slot hold” represent the percentage of the total amount wagered by patrons that the casino has won. Hold is derived by dividing the amount won by the casino by the amount wagered by patrons. Casino revenue is recognized at the end of each gaming day.

Rooms revenue is derived from rooms and suites rented to guests. “Average daily rate” is an industry specific term used to define the average amount of revenue per rented room per day. “Occupancy percentage” defines the total percentage of rooms occupied, and is computed by dividing the number of rooms occupied by the total number of rooms available. Room revenue is recognized at the time the room is provided to the guest.

Food and beverage revenues are derived from food and beverage sales in the food outlets of our casino/hotel, including restaurants, room service and banquets. Food and beverage revenue is recognized at the time the food and/or beverage is provided to the guest.

Other revenue includes retail sales, entertainment sales, telephone and other miscellaneous income at the casino/hotel. Such revenue is recognized at the time the goods or services are provided to the guest.

Casino revenues vary from time to time due to general economic conditions, popularity of entertainment offerings, table game hold, slot hold, and occupancy percentages in the hotels. Casino revenues also vary depending upon the amount of gaming activity as well as variations in the odds for different games of chance. LVH also used technology, such as cashless wagering on slot machines, to increase revenues and/or decrease expenses. Casino revenues, room revenues, food and beverage revenues, and other revenues vary due to general economic conditions and competition. As noted in LVH’s results for the three months ended March 31, 2004, LVH experienced improvements in their casino revenues, room revenues, and other revenues. LVH believes these improvements are due to an improving general economy as customers demonstrated an increased demand for LVH’s products.

Results of Operations

The following discussion presents an analysis of LVH’s results of operations for the three months ended March 31, 2004 and 2003.

Comparison of three months ended March 31, 2004 with March 31, 2003

Overall revenue increased $10.2 million from last year, as described below.

LVH recorded net income of $6,763,000 for the three months ended March 31, 2004 compared with net income of $455,000 for the three months ended March 31, 2003, as described below.

Casino

Casino revenues increased $4,480,000 to $22,479,000 for the three months ended March 31, 2004, compared to $17,999,000 for the three months ended March 31, 2003. Table games accounted for the majority of the increase in casino revenues primarily due to an increase in hold percentage. Table games hold percentage increased 7.6 percentage points from 8.6 percent for the three months ended March 2003 to 16.2 percent for the three months ended March 2004. Table games volume increased approximately 1 percent for the three months ended March 31, 2004, compared to the same period in the prior year. Because table games hold percentage varies based on the game type and the level of wagering, the hold percentage often fluctuates from period to period. Management of LVH anticipates that increases in convention activity at the Las Vegas Convention Center combined with the implementation of new marketing initiatives and promotional programs aimed at attracting table games players will expand table games volume in future years.

LVH’s casino operating margin increased to 37.0 percent for the three months ended March 31, 2004 compared to 28.5 percent for the three months ended March 31, 2003. The increase in casino margin was primarily attributable to an increase in casino revenue described above.

Rooms

Room revenues increased $3,395,000 to $24,809,000 for the three months ended March 31, 2004 compared to $21,414,000 recorded for the three months ended March 31, 2003. The increase was primarily attributed to an increase in the average daily rate as occupancy percentage remained relatively unchanged at 89.2% for the three months ended March 31, 2004 compared to 89.4% for the three months ended March 31, 2003. The average daily rate increased from $101 for the three months ended March 31, 2003 to $114 for the three months ended March 31, 2004. The increase in the average daily rate stemmed from increased convention related business as the convention average daily rate was $13.77 more in the three months ended March 31, 2004 compared to the same period in 2003.

LVH’s room operating margin for the quarter ended March 31, 2004 increased to 72.1 percent compared to 69.5 percent for the three months ended March 31, 2003. The increase in room operating margin was primarily attributable to an increase in room revenue described above.

Food and Beverage

Food and beverage revenues increased $1,690,000 to $14,196,000 for the three months ended March 31, 2004 compared to $12,506,000 for the three months ended March 31, 2003. The increase in revenue is primarily due to an increase in banquet and casual dining restaurant revenue for the first quarter of 2004, when compared to the same period in 2003, due to increased convention related business as discussed above.

LVH’s food and beverage operating margin for the three months ended March 31, 2004 increased to 3.8 percent compared to break-even for the three months ended March 31, 2003. This improvement was due to increased food and beverage revenue in the current quarter when compared to the three months ended March 31, 2003 as noted above.

Other

Other revenue includes retail sales, entertainment sales, telephone and other miscellaneous income. Other revenue increased $613,000 to $5,437,000 for the three months ended March 31, 2004 as compared to $4,824,000 for the three months ended March 31, 2003. The increase is principally due to renegotiating the Star Trek agreement, which resulted in an increase of $367,000 and an increase in convention space rental of $153,000.

Other expense includes costs associated with retail, entertainment, telephone and other miscellaneous costs. Other expense decreased $280,000 for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The decrease for the three months ended March 31, 2004 was mainly attributable to a $337,000 decrease in entertainment expense.

General and Administrative

General and administrative expense includes costs associated with selling, general, administrative and property operations. General and administrative expense increased $802,000 to $16,259,000 for the three months ended March 31, 2004 compared to $15,457,000 for the comparable period of 2003. This increase is principally due to $573,000 of expenses associated with the sale of the LVH and $321,000 of legal fees.

Depreciation and Amortization

Depreciation and amortization expense increased $227,000 to $4,688,000 for the three months ended March 31, 2004 compared to $4,461,000 for the comparable period of 2003.

Financial Condition

Liquidity

The following is a description of LVH’s historical liquidity and capital resources. As of March 31, 2004, LVH had cash and equivalents of $8,634,000, which is primarily cash in LVH’s casino used to fund LVH’s daily operations. Net cash provided by operating activities was $5,165,000 for the three months ended March 31, 2004 compared to $3,088,000 for the three months ended March 31, 2003. The increase is primarily related to the increase in net income for the three months ended March 31, 2004. LVH had the ability to borrow from Caesars to fund any operating cash needs as well as capital projects. A downturn in the economy, increase in revenue or wagering taxes, acts of terrorism, war or military actions would impact LVH’s casino operations and negatively impact its cash flows from operations. If this were to occur, LVH would be required to adjust its capital spending plans as described below.

Concurrently with the closing of the Acquisition, the Company entered into a License Agreement pursuant to which the Company licenses from Hilton the right to use the mark “Hilton” and is part of Hilton’s reservation system and Hilton’s “HHonors Program™”. The License Agreement commenced on the date of the closing of the Acquisition and expires on December 31, 2008. During the term of the License Agreement, the Company is required to pay Hilton an annual fee of $2,000,000 plus 1% of the Hotel’s gross room revenue to fund national and regional group advertising and sales and business promotion efforts by Hilton.

The Company expects to derive its future liquidity from the Acquisition Financing, including the issuance of the Membership Units and the Goldman Term Loan. The Company raised approximately $150 from the sale of the Class A Units and $150 million from the sale of the Class B Units. The Goldman Term Loan is for a principal amount of $200 million with a coupon equal to LIBOR plus 650 basis points and $32 million of the Goldman Term Loan is held back for capital expenditures and an interest reserve. The initial term is two years with two one-year extension options. In addition, the Goldman Term Loan contains important affirmative and negative financial covenants customary for loans of this nature, which may restrict the Company’s ability to operate the casino and hotel operations or pursue development opportunities if desired.

The Company expects that its cash flows from operations, together with cash on hand and available borrowings, including the Goldman Term Loan will be adequate to fund its activities, including the capital expenditures that the Company plans to make over the foreseeable future. However, no assurances can be made that such sources of financing will be sufficient to fund such activities and capital expenditures and the Company’s debt, including the Goldman Term Loan, will materially restrict future borrowings. The Goldman Term Loan does permit the Company to incur additional debt to fund working capital, although the Company may seek to obtain a working capital line.

Critical Accounting Policies

A summary of LVH’s significant accounting policies can be found in Note 2 of the Notes to the Financial Statements of the Company’s Form 10. LVH’s preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires LVH to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant among those estimates are the useful lives and potential impairment of long-term assets, such as buildings and equipment; the adequacy of LVH’s allowance for uncollectible receivables; and the amount of litigation and self-insurance reserves. These estimated amounts are based on LVH’s best judgments using both historical information and known trends in LVH and in our industry. Because of the uncertainty inherent in any estimate, it is likely that the actual results could differ from the initial estimates, and the differences could be material. The policies and estimates discussed below are considered to be the most significant.

Long-Lived Assets

Property and equipment are stated at cost less accumulated depreciation. Judgments are made in determining if or when assets have been impaired and the estimated useful lives of assets. The accuracy of these estimates affects the depreciation expense recognized in LVH’s results of operations. LVH assigns lives to its assets based on its standard policy, which LVH believes represents the useful life of each category of asset. The carrying values of its long-lived assets are reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management assesses the possibility of an asset impairment by using estimates of future cash flows which are affected by current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors.

Allowance for Doubtful Accounts

LVH allows for an estimated amount of receivables that may not be collected. LVH estimates an allowance for doubtful accounts using a specific formula applied to aged receivables as well as a specific review of large balances. Historical experience is considered, as are customer relationships, in determining specific reserves.

Litigation Reserves

LVH assesses its exposures to loss contingencies including legal matters and provides for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted.

Self-insurance Reserves

LVH is self-insured for various levels of general liability, workers’ compensation, and non-union employee medical insurance coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accrued estimates of incurred but not reported claims. In estimating these costs, LVH considers its historical claims experience and makes judgments about the expected levels of costs per claim. Changes in health care costs, accident frequency and severity and other factors can increase the estimate for these liabilities.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. FIN 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company that is subject to a majority of the risk loss from the variable interest entity’s activities or receive a majority of the entity’s residual returns or both. The adoption of FIN 46 did not have a material impact on the financial statements.

Contractual Commitments

The Company did not have any debt or contractual commitments as of March 31, 2004. On June 18, 2004 in connection with the consummation of the Acquisition, the Company entered into the Goldman Term Loan. The Goldman Term Loan is for a principal amount of $200 and is for an initial term of two (2) years with two one-year extensions. The Goldman Term Loan is subject to a $30 million holdback amount: $26 million will be set aside for renovation and construction and $4 million will be held as a debt-service reserve. Interest on the Goldman Term Loan accrues at a rate of 6.50% plus the greater of (i) one-Month LIBOR or (ii) 1.5%. The Goldman Term Loan provides for no amortization during the term. The Goldman Term Loan will be secured by a first priority deed of trust on the Property.

Off-Balance Sheet Arrangements

LVH is not subject to any off-balance sheet arrangements which it believes will have a material adverse impact on its financial condition. The Company is not currently subject to any off-balance sheet arrangements which it believes will have a material adverse impact on its financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discusses the Company’s exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. The Company does not believe that its exposure to market risk is material.

Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. LVH is exposed to no such market risks. The Company has market risk associated with funds that were borrowed to finance the Acquisition and pay related fees and expenses.

The Company executed the Goldman Term Loan concurrently with the closing of the Acquisition. The Goldman Term Loan is for a principal amount of $200 million with a coupon equal to LIBOR plus 650 basis points. The initial term of the Goldman Term Loan is two years with two one-year extension options. The Goldman Term Loan is subject to interest rate risk and the interest payments associated with the Goldman Term Loan will increase if LIBOR increases.

Pursuant to the terms of the Goldman Term Loan, the Company purchased an interest rate cap with a LIBOR strike rate of 5% for the first two years of the term loan and an interest rate cap with a LIBOR strike rate of 6% for any extension periods; therefore, a hypothetical increase in LIBOR of 1000 basis points from the rates in effect on the date of this Form 10-Q would not cause the interest payments on the Goldman Term Loan to increase significantly. The Company does not currently anticipate a sudden change in LIBOR during the term of the Goldman Term Loan.

The Company does not have any significant foreign currency exchange rate risk or commodity price risk and it does not currently trade any market sensitive instruments.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company was a development stage company and as such, the management, under the supervision and with the participation of its Chief Executive Officer and Executive Vice President of Finance are developing a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) and performed an evaluation of the effectiveness of the design and operation of Company’s disclosure controls and procedures implemented at such time. Since the closing of the Acquisition, a system has been in place that the Company’s management, including its Chief Executive Officer and Vice President, Finance, believe include disclosure controls and procedures that are effective.

There have been no changes since the closing of the Acquisition in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and future performance of the Company within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes” or similar language. Actual results could differ materially from those anticipated in such forward-looking statements.

All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any forward-looking statements. The Company cautions investors that its business and financial performance are subject to substantial risks and uncertainties.

PART II. OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On June 18, 2004, in connection with and immediately prior to the closing of the Acquisition, the Company issued:

•	0.90 Class A Units to Coinvestment VoteCo for a total purchase price of $90 in cash;

•	0.60 Class A Units to VoteCo for a total purchase price of $60 in cash;

•	900,000 Class B Units to Co-Investment Partners for a total purchase price of $90,000,000 in cash; and

•	600,000 Class B Units to Holdings for an aggregate purchase price of $60,000,000 including the surrender of the Class A Units previously purchased by Holdings.

The Class B Units are not registered and were sold pursuant to Section 4(2) of the Securities Act of 1934, as amended.

Pursuant to the Operating Agreement, Holdings and Coinvestment Partners (and their respective entities and affiliates) (the “Designated Class B Holders”) will have the right at any time to convert their Class B Units into an equal number of Class A Units, without cost. As long as the Designated Class B holders hold at least one Class B Unit, no other holder of Class B Units will have the right to convert its Class B Units into Class A Units without the prior written consent of the Designated Class B Holders holding a majority of the outstanding

Class B units then held by the Designated Class B Holders. If at any time no Designated Class B Holder holds Class B Units, then any holder of Class B Units will have the right to convert their Class B Units into an equal number of Class A Units without cost. The conversion rights are subject to compliance with all applicable gaming laws and other statutes, laws, rules and regulations. For so long as the Company is an entity qualifier with the Nevada Gaming Commission, Designated Class B Holders will only be permitted to convert Class B Units into Class A Units as part of or following an in-kind distribution of the entire interest held by that holder of all Membership Units and, to the extent required, only after being found qualified by the Nevada Gaming Commission.

The Company’s Registration Statement on Form 10 (File No. 000-50635) went effective on May 14, 2004. All registered Class A Units were sold on June 18, 2004. The Company raised approximately $150 million from the sale of Membership Units which it used (together with the Goldman Term Loan) to fund the Acquisition, to fund capital improvements expected to occur over the next four years and to provide working capital for the Company.

ITEM 5.	OTHER INFORMATION

UNAUDITED PRO FORMA FINANCIAL DATA

The following unaudited pro forma balance sheet of the Company as of March 31, 2004 and unaudited pro forma statement of operations for the year ended December 31, 2003 and three months ended March 31, 2004, give effect to the Acquisition and the Acquisition Financing as if they occurred, for balance sheet purposes, on March 31, 2004 and, for statement of operations purposes, on January 1, 2003 and 2004. The unaudited pro forma financial statements are not necessarily indicative of the results that would have been reported had such transactions actually occurred on the date specified, nor are they indicative of the Company’s or the Hotel’s future results of operations or financial condition. The unaudited pro forma financial statements are based on and should be read in conjunction with, and are qualified in their entirety by, the historical financial statements and notes thereto of the Company, and the historical financial statements and notes thereto of LVH (including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-Q, and the Company’s previously filed Registration Statement on Form 10 (File No. 000-50635).

Unaudited Pro Forma Balance Sheet

(As of March 31, 2004)

(In 000’s)

	Historical					Colony Resorts LVH Acquisitions, LLC
	Colony Resorts		Pro Forma			Pro Forma
	LVH	Historical	Adjustments			as Adjusted
	Acquisitions, LLC	LVH	(see Note 2)			for Merger
Assets
Cash and cash equivalents	$—	$8,634	$32,106	2	(b)	$40,740
Accounts receivable, net	—	11,637	—			11,637
Inventories	—	2,283	379	2	(g)	2,662
Prepaid expenses and other current assets	—	5,410	(1,970)	2	(h)(1)	3,440

Total current assets	—	27,964	30,515			58,479

Property and equipment net	1,010	162,281	1,967	2	(i)
			(18,581)	2	(h)(2)
			139,446	2	(d)	286,123
Restricted cash	19,676	—	12,324	2	(a)	32,000
Other assets	1,950	217	9,595	2	(k)	11,762

Total assets	$22,636	$190,462	$175,266			$388,364

Liabilities and Stockholder’s/Member’s Equity
Accounts payable and bank overdrafts	$—	$2,288	$—			$2,288
Due to affiliated companies	24,950	31,538	(31,538)	2	(e)
			(15,000)	2	(j)	9,950
Accrued expenses	—	31,085	(2,721)	2	(h)(3)(4)	28,364

Total current liabilities	24,950	64,911	(49,259)			40,602
Long-term debt	—	—	200,000	2	(c)	200,000
Other liabilities	—	76	—			76

Total liabilities	24,950	64,987	150,741			240,678
Commitments and Contingencies
Shareholder’s/Member’s Equity
Common stock-membership interest	—	1	(1)	2	(f)	—
	—	—	135,000	2	(f)	135,000
	—	—	15,000	2	(j)	15,000
Additional paid-in capital	—	332,747	(332,747)	2	(f)	—
Retained earnings (deficit)	(2,314)	(207,273)	207,273	2	(f)	(2,314)

Total stockholder’s/member’s equity	(2,314)	125,475	24,525			147,686

Total liabilities and stockholder’s member’s equity.	$22,636	$190,462	$175,266			$388,364

See accompanying notes to this unaudited pro forma balance sheet

Unaudited Pro Forma Statement of Operations

(For the year ended December 31, 2003)

(In $000, except membership units and per unit data)

	Historical Colony Resorts LVH Acquisitions, LLC	Historical LVH	Pro Forma Adjustments (see note 3)			Colony Resorts LVH Acquisitions, LLC Pro Forma As Adjusted
Revenues
Casino	$—	$75,864	$—			$75,864
Rooms	—	72,686	—			72,686
Food and beverage	—	47,396	—			47,396
Other	—	18,065	—			18,065

Net revenues	—	214,011	—			214,011

Expenses
Casino	—	54,639	(823)	3	(e)	53,816
Rooms	—	25,929	—			25,929
Food and beverage	—	49,105	—			49,105
Other expenses	—	11,501	—			11,501
General and administrative	412	63,609	3,523	3	(a)	67,544
Depreciation and amortization	—	18,190	(2,161)	3	(b)	—
			857	3	(c)	16,886
Management fee to Caesars	—	6,563	(6,563)	3	(d)	—

	412	229,536	(5,167)			224,781

Operating income (loss)	(412)	(15,525)	5,167			(10,770)
Interest (expense)	—	—	(16,732)	3	(f)	(16,732)

Net loss	$(412)	$(15,525)	$(11,565)	3	(g)	$(27,502)

Net loss allocation 3(i):
Allocable to Class A						$—
Allocable to Class B						$(27,502)

Basic weighted average Class A membership units outstanding						1.50
Basic weighted average Class B membership units outstanding						1,500,000.00

Diluted weighted average membership units outstanding						1,500,001.50

Per Class A membership unit – basic						$(18.33)
Per Class B membership unit – basic						$(18.33)

Per membership unit – diluted						$(18.33)

See accompanying notes to this unaudited pro forma statement of operations.

Unaudited Pro Forma Statement of Operations

(For the three months ended March 31, 2004)

(In $000, except membership units and per unit data)

						Colony Resorts LVH
	Historical Colony					Acquisitions, LLC
	Resorts		Pro Forma			Pro Forma
	LVH	Historical	Adjustments			as Adjusted
	Acquisitions, LLC	LVH	(see Note 3)			for Merger
Revenues
Casino	$—	$22,479	$—			$22,479
Rooms	—	24,809	—			24,809
Food and beverage	—	14,196	—			14,196
Other	—	5,437	—			5,437

Net revenues	—	66,921	—			66,921

Expenses
Casino	—	14,155	(206)	3	(e)	13,949
Rooms	—	6,922	—			6,922
Food and beverage	—	13,660	—			13,660
Other expenses	—	2,438	—			2,438
General and administrative	1,902	16,259	881	3	(a)	19,042
Depreciation and amortization	—	4,688	(540)	3	(b)
			215	3	(c)
						4,363
Management fee to Caesars	—	2,036	(2,036)	3	(d)	—

	1,902	60,158	(1,686)			60,374

Operating income (loss)	(1,902)	6,763	1,686			6,547
Interest (expense)	—	–	(3,796)	3	(f)	(3,796)

Net income (loss)	$(1,902)	$6,763	$(2,110)	3	(g)	$2,751

Net income allocation 3(i):
Allocable to Class A						$—
Allocable to Class B						$2,751

Basic weighted average Class A membership units outstanding						1.50
Basic weighted average Class B membership units outstanding						1,500,000.00

Diluted weighted average membership units outstanding						1,500,001.50

Per Class A membership unit – basic						$1.83
Per Class B membership unit – basic						$1.83

Per membership unit – diluted						$1.83

See accompanying notes to this unaudited pro forma statement of operations

NOTES TO UNAUDITED PRO FORMA FINANCIAL STATEMENTS

1. The following tables set forth the determination of the preliminary allocation of the purchase price of the Hotel (in thousands):

Cash consideration (i)	$280,000
Estimated transaction fees and expenses	12,100

Total	$292,100

The preliminary allocation of pro forma purchase price is as follows (in thousands):

Land	$153,982
Buildings, furniture, fixtures and equipment	126,389
Other	11,729

Total	$292,100

The final purchase price and its allocation will be based on appraisals and estimates by management and is expected to be completed within one year from the closing.

(i) This amount represents the base purchase price of $280 million. A subsequent adjustment to the final cash consideration will be determined based on the working capital acquired from LVH at the date of the closing of the Acquisition.

2. The following is a brief description of the pro forma adjustments to the balance sheet to reflect the Acquisition.

a) Represents $32 million of loan proceeds anticipated as of March 31, 2004 to be held in reserve to pay for property renovations during the first 24-month term of the Acquisition Financing and to cover interest reserves.

b) Represents an adjustment to the purchase price related to working capital requirements imposed on LVH by the Purchase and Sale Agreement and excess proceeds from the equity and debt financing.

c) Represents the Acquisition Financing, which will consist of a term loan in the amount of approximately $200 million from Goldman Sachs & Co., secured by a non-recourse first mortgage on the Hotel, interest only, interest at one-month LIBOR, plus 6.5% (Company must purchase and maintain at all times an interest rate cap with a LIBOR strike rate of 5% for the first two years of the term loan and an interest rate cap with a LIBOR strike rate of 6% for any extension periods); 4-year maturity, comprised of a two-year initial term with 2 one-year extension options.

d) Reflects an increase of $139.5 million, representing a step-up in the basis of the property, plant and equipment to be acquired.

e) Represents the elimination of the Due to Affiliated Companies amount to be retained by Caesars.

f) Represents the elimination of the common stock, additional paid-in-capital and retained earnings of LVH and the expected equity contributions from the issuance by the Company of Class A Units and Class B Units.

g) Represents inventory maintained at a Caesars warehouse not included in the LVH historical balance sheet but included as part of the Acquisition.

NOTES TO UNAUDITED PRO FORMA FINANCIAL STATEMENTS—(Continued)

h) Represents assets and liabilities to remain with Caesars as provided in the Purchase and Sale Agreement as follows:

(1) Prepaid gaming taxes, insurance and licenses;

(2) Corporate aircraft;

(3) Accrued workers’ compensation; and

(4) Accrued gaming-related liabilities.

i) Represents the fair value of gaming equipment leased under operating lease arrangements by LVH which will be acquired by the Company.

j) Represents the portion of advances from affiliates that will be converted to equity upon consummation of the Acquisition.

k) Represents contractual and other intangibles acquired with useful lives ranging from three years to an indefinite life.

3. The following is a brief description of the pro forma adjustments to the statement of operations to reflect the Acquisition.

a) Represents an adjustment to reflect management’s estimate of corporate overhead costs, including executive compensation pursuant to employment agreements and other administrative costs that will be incurred as a result of operating the Hotel on a stand-alone basis.

b) Represents a reduction in depreciation expense related to corporate aircraft, which are not included in the purchased assets.

c) Represents an increase in depreciation expense for gaming equipment leased under operating lease arrangements by LVH, which will be acquired by the Company. The service lives of acquired assets are generally thirty to forty years for buildings and three to ten years for furniture and equipment.

d) Represents the elimination of the corporate fee (representing allocated corporate overhead) that was charged to LVH by Caesars. The adjustment for corporate overhead costs following the Acquisition is reflected in 3(a).

e) Represents the lease expense related to gaming equipment leased under operating lease arrangements by LVH which will be acquired by the Company. See Notes 2(i) and 3(c).

f) Represents the interest expense related to the proposed Acquisition Financing and the amortization of the estimated transaction fees and expenses. The $200 million non-recourse first mortgage term loan in 2(c) bears interest at one-month LIBOR plus 6.5%. An increase of 1/8 of a percentage point in the average LIBOR rate would increase the Company’s annual interest cost by approximately $200,000 and quarterly interest cost by $62,500.

g) Since the Company is a limited liability company, there is no provision for federal income taxes. Distributions will be made to members to cover individual federal and state income tax liabilities.

h) The Company currently intends to enter into a License Agreement pursuant to which the Company would license from Hilton the right to use the mark “Hilton” and would be part of Hilton’s reservation system and Hilton’s “HHonors Program™”. It is currently anticipated that the License Agreement will commence on the date of the closing of the Acquisition and expire on December 31, 2008. During the term of the License Agreement, the Company will be required to pay Hilton an annual fee of $2,000,000 plus 1%

NOTES TO UNAUDITED PRO FORMA FINANCIAL STATEMENTS—(Continued)

of the Hotel’s gross room revenue to fund national and regional group advertising and sales and business promotion efforts by Hilton. The terms of the License Agreement are still being negotiated and have not yet been finalized. Accordingly, no adjustment has been made to the unaudited pro forma statement of operations to reflect the license fee.

i) The Company has two classes of Membership Units: Class A and Class B. Earnings per Membership Unit was calculated based upon the two-class method. Under the two-class method, earnings/losses are allocated to each class of Membership Unit based on participation rights in undistributed earnings/losses.

The diluted earnings/losses per Membership Unit includes the effect of the assumed conversion of Class B Membership Units into Class A Membership Units.

ITEM 6.	EXHIBITS

(a)	Exhibits

3.1	Amended and Restated Operating Agreement, dated June 18, 2004, for Colony Resorts LVH Acquisitions, LLC

10.1	Loan Agreement, dated June 18, 2004, by and among Colony Resorts LVH Acquisitions, LLC and Archon Financial, L.P.

10.2	License Agreement, dated June 18, 2004, by and among Colony Resorts LVH Acquisitions, LLC and Hilton Inns, Inc.

10.3	Transfer Restriction Agreement, dated June 18, 2004, by and among Thomas J. Barrack, Jr., Colony Resorts LVH VoteCo, LLC and Colony Resorts LVH Holdings, LLC

10.4	Transfer Restriction Agreement, dated June 18, 2004, by and among Thomas J. Barrack, Jr., Nicholas L. Ribis, Colony Resorts LVH Coinvestment Voteco, LLC and Colony Resorts LVH Co-Investment Partners, L.P.

10.5	Stock Purchase Agreement, dated June 18, 2004, by and among Colony Resorts LVH Acquisitions, LLC and Colony Resorts LVH Holdings, LLC

10.6	Stock Purchase Agreement, dated June 18, 2004, by and among Colony Resorts LVH Acquisitions, LLC and Colony Resorts LVH VoteCo, LLC

10.7	Stock Purchase Agreement, dated June 18, 2004, by and among Colony Resorts LVH Acquisitions, LLC and Colony Resorts LVH Coinvestment Voteco, LLC

10.8	Stock Purchase Agreement, dated June 18, 2004, by and among Colony Resorts LVH Acquisitions, LLC and Colony Resorts LVH Co-Investment Partners, L.P.

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONY RESORTS LVH ACQUISITIONS, LLC

June 28, 2004	By:	/s/ Rodolfo Prieto
Rodolfo Prieto Chief Executive Officer and General Manager

June 28, 2004	By:	/s/ Robert Schaffhauser
Robert Schaffhauser Executive Vice President of Finance