Form 10-Q
period 2004-06-30
COLONY RESORTS LVH ACQUISITIONS LLC
filed 2004-08-23
CIK 1282607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50635

For the quarterly period ended June 30, 2004

COLONY RESORTS LVH ACQUISITIONS, LLC

(Exact Name of Registrant as Specified in its Charter)

NEVADA	41-2120123
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

COLONY RESORTS LVH ACQUISITIONS, LLC 3000 PARADISE ROAD LAS VEGAS, NEVADA	90067
(Address of Principal Executive Offices)	(Zip Code)

310-282-8820

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of August 11, 2004, there were 0.90 Class A Membership Units held by Colony Resorts LVH Coinvestment Voteco, LLC and 0.60 Class A Membership Units held by Colony Resorts LVH VoteCo, LLC.

Colony Resorts LVH Acquisitions, LLC

i

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED BALANCE SHEETS (In thousands)

	June 30, 2004	December 31, 2003
Assets
CURRENT ASSETS:
Cash and equivalents	$26,560	$—
Restricted cash	4,675	—
Accounts receivable, net	14,653	—
Inventories	2,955	—
Prepaid expenses and other current assets	6,509	—

Total current assets	55,352	—
PROPERTY AND EQUIPMENT, net	291,014	—
RESTRICTED CASH	26,000	15,000
OTHER ASSETS, NET	5,220	1,950

Total assets	$377,586	$16,950

Liabilities and members’ equity
CURRENT LIABILITIES:
Accounts payable	$6,541	$—
Due to affiliate	—	17,362
Accrued expenses	29,631	—

Total current liabilities	36,172	17,362
TERM LOAN	200,000	—

Total liabilities	236,172	17,362

COMMITMENTS AND CONTINGENCIES
MANDATORILY REDEEMABLE MEMBERS’ EQUITY	60,000	—
MEMBERS’ EQUITY	81,414	(412)

Total liabilities and members’ equity	$377,586	$16,950

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS (in thousands, except unit data)

	For the three months ended June 30, 2004	For the six months ended June 30, 2004
Revenues
Casino	$2,769	$2,769
Rooms	2,902	2,902
Food and beverage	1,897	1,897
Other revenue	391	391

Total Revenue	7,959	7,959
Less: promotional allowances	(700)	(700)

Net revenues	7,259	7,259

Expenses
Casino	1,421	1,421
Rooms	1,177	1,177
Food and beverage	1,715	1,715
Other expense	490	490
General & administrative	3,415	3,415
Depreciation & amortization	268	268
Pre-opening expenses	4,423	6,326

	12,909	14,812

Operating loss	(5,650)	(7,553)
Interest expense	(621)	(621)

Net loss	$(6,271)	$(8,174)

Net loss allocation
Allocable to Class A	$—	$—
Allocable to Class B	$(6,271)	$(8,174)

Basic weighted average Class A membership units outstanding	1.50	1.50
Basic weighted average Class B membership units outstanding	1,500,000.00	1,500,000.00
Diluted weighted average membership units outstanding	1,500,001.50	1,500,001.50
Net loss per Class A membership unit-basic	$(4.18)	$(5.45)
Net loss per Class B membership unit-basic	$(4.18)	$(5.45)
Per membership unit-diluted	$(4.18)	$(5.45)

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENT OF MEMBERS’ EQUITY (in thousands)

	Capital Contribution	Accumulated Deficit	Total Members’ Deficit
Balance, December 18, 2003	$—	$—	$—
Net loss	—	(412)	(412)

Balance, December 31, 2003	—	(412)	(412)
Contributions from members	90,000	—	90,000
Net loss	—	(8,174)	(8,174)

Balance, June 30, 2004	$90,000	$(8,586)	$81,414

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS (in thousands)

	For the three months ended June 30, 2004	For the six months ended June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,271)	$(8,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	268	268
Change in working capital components:
Net increase in accounts receivable	(3,751)	(3,751)
Inventories, prepaid expenses and other current assets	(5,474)	(5,474)
Accounts payable and accrued expenses	10,356	10,356

Net cash used in operating activities	(4,872)	(6,775)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Additions to property and equipment	(2,751)	(3,761)
Payment for purchase of LVH assets, net of cash acquired	(276,804)	(276,804)
Increase in restricted cash	(11,000)	(15,675)

Net cash used in investing activities	(290,555)	(296,240)

CASH FLOWS USED IN FINANCING ACTIVITIES
Proceeds from term loan	200,000	200,000
Proceeds from members’ equity	90,000	90,000
Proceeds from mandatorily redeemable members’ equity	60,000	60,000
Change in debt issuance cost	(3,062)	(3,062)
Payment of advances from affiliates	(24,951)	(17,363)

Net cash provided by financing activities	321,987	329,575

Increase in cash and equivalents	26,560	26,560

Cash and equivalents at beginning of period	—	—

Cash and equivalents at end of period	$26,560	$26,560

See notes to the unaudited condensed financial statements.

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Colony Resorts LVH Acquisitions, LLC, a Nevada limited liability company (the “Company”), was formed at the direction of Colony Investors VI, L.P., a Delaware limited partnership (“Colony VI”) and an affiliate of Colony Capital, Inc. (“Colony Capital”), under the laws of the State of Nevada on December 18, 2003. Pursuant to the Company’s Amended and Restated Operating Agreement, dated June 18, 2004 (the “Operating Agreement”), the Company will continue in existence perpetually. Members of the Company, however, may terminate the Operating Agreement and dissolve the Company at any time.

The Company’s affiliates consist of Colony Resorts LVH Holdings, LLC (“Holdings”), Colony VI, a discrete investment fund managed by an affiliate of Colony Capital, Colony Resorts LVH Co-Investment Partners, L.P. (“Co-Investment Partners”), Colony Resorts LVH Coinvestment Voteco, LLC (“Coinvestment Voteco”) and Colony Resorts LVH VoteCo., LLC (“Voteco”), each of which purchased Class A or Class B Membership Units on June 18, 2004 in connection with the equity financing described in Note 9.

Prior to June 18, 2004, the Company had conducted no business other than in connection with the execution of a Purchase and Sale Agreement (as defined below), relating to the acquisition of substantially all of the assets and certain liabilities of LVH Corporation, a Nevada corporation (“LVH”) (the “Acquisition”). LVH is a wholly-owned subsidiary of Caesars Entertainment Inc., formerly Park Place Entertainment Corporation (“Caesars”) that prior to the Acquisition (further discussed in Note 2) operated the Las Vegas Hilton, a casino resort located in Las Vegas, Nevada (the “Hotel” or the “Property”).

Interim Financial Statements

The accompanying condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the Untied States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading.

The Company has not included in this quarterly report the predecessor financial information for LVH for the periods January 1, 2004 through June 17, 2004 and April 1, 2004 through June 17, 2004 and the comparative periods January 1, 2003 through June 30, 2003 and April 1, 2003 through June 30, 2003. The Company only recently acquired substantially all the assets, and assumed certain related liabilities, of LVH and has been unable to prepare for inclusion in this Form 10-Q such predecessor financial information. The Company is working with LVH to obtain the necessary records and prepare the omitted predecessor financial information. As soon as practicable after preparing such information, the Company intends to file an amendment to this Form 10-Q that includes the omitted information.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six-month period ended June 30, 2004, are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003, included in the Company’s Post-Effective Amendment No. 2 to Form 10 Registration Statement filed August 13, 2004 (File No. 000-50635) (the “Form 10”).

Use of Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, including related disclosure of contingent assets

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

and liabilities. On an on-going basis, management evaluates those estimates, including those related to asset impairment, accruals for slot marketing points, compensation and related benefits, revenue recognition, allowance for doubtful accounts, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Risk Factors

On June 17, 2004, the Company secured a Nevada State gaming license for the ownership and operation of the Hotel. The Company is now subject to the normal risks inherent in operating a hotel casino, including compliance with regulatory, tax and operational requirements.

2. THE ACQUISITION

On June 18, 2004, the Company completed the Acquisition of substantially all of the assets and assumed certain liabilities of LVH for $291 million in cash, which includes the purchase price of $280 million, a working capital adjustment of $6 million and professional fees and other expenses related to the acquisition of $5 million. The purchase and sale agreement dated December 24, 2003 included a provision whereby the purchase price of $280 million was subject to adjustment related to the working capital of LVH. The working capital adjustment of $6 million was determined based upon the preliminary closing balance sheet as of May 31, 2004. The final working capital adjustment will be determined based upon the June 17, 2004 closing balance sheet, which should be completed during the third quarter of this year. The transaction was accounted for as a purchase and accordingly the purchase price and preliminary working capital adjustment were allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of Acquisition. The estimated fair values of property and equipment were based upon third-party valuations. The Company funded the Acquisition through the issuance of $150 million of membership units (further discussed in Note 9) and $200 million of long-term debt (as further discussed in Note 7).

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities not in excess of 90 days.

Restricted Cash

The Company has on deposit $30,675,000 in various escrow accounts as of June 30, 2004, of which $26,000,000 is to be used for renovation projects and the remaining amounts are held for debt service and property taxes.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out and specific identification methods. Inventories consist primarily of food, beverage and retail products.

Accounts Receivable

Accounts Receivable are due within one year and are recorded net of amounts estimated to be uncollectible.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

Allowance for Doubtful Accounts

The Company allows for an estimated amount of receivables that may not be collected. The Company estimates an allowance for doubtful accounts using a specific formula applied to aged receivables as well as a specific review of large balances. Historical experience is considered, as are customer relationships, in determining specific reserves.

Deferred Financing Costs

Deferred financing costs of $4.9 million relate to the Company’s financing of the Acquisition. The Company has commenced amortization of these costs since the closing of the Acquisition using the effective interest method.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets as follows:

Building and Improvements	40 Years
Furniture and Fixtures	7 Years
Gaming Equipment	5 Years

Casino Revenue and Promotional Allowances

Casino revenue is the aggregate of gaming wins and losses. In accordance with industry practice, the retail value of accommodations, food and beverage, and other services furnished to hotel/casino guests without charge is included in gross revenue and then deducted as promotional allowances.

Hotel and Food and Beverage Revenues

Hotel revenue recognition criteria are generally met at the time of occupancy. Food and beverage revenue recognition criteria are generally met at the time of service. Deposits for future hotel occupancy or food and beverage services contracts are recorded as deferred income until revenue recognition criteria are met. Cancellation fees for hotel and food and beverage services are recognized upon cancellation by the customer as defined by a written contract entered into with the customer.

Slot Club Promotion and Progressive Jackpot Payouts

The Company has established a promotional club to encourage repeat business from frequent and active slot machine customers and table games patrons. Members earn points based on gaming activity and such points can be redeemed for cash. The Company accrues for club points as a reduction to revenue based upon the estimates for expected redemptions. The Company maintains a number of progressive slot machines and table games. As wagers are made on the respective progressive games, the amount available to win (to be paid out when the appropriate jackpots are hit) increases. The Company has recorded the progressive jackpots as a liability with a corresponding charge against casino revenue.

Advertising Costs

Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program. Direct-response advertising consists primarily

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

of mailing costs associated with the direct-mail programs. Capitalized advertising costs, included in prepaid expense, were immaterial at June 30, 2004. Advertising costs that were expensed during the three and six month periods ended June 30, 2004 were immaterial.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of short-term investments and receivables. The short-term investments (including restricted cash equivalents) are placed with a high credit quality financial institution, which invests primarily in money market funds.

Income Taxes

The Company is a limited liability company and will be taxed as a partnership for federal income tax purposes. Accordingly, no provision for federal income taxes was recorded because the taxable income or loss is included in the income tax return of the members.

Pre-opening Costs

Pre-opening costs representing primarily direct personnel and other costs incurred prior to the Acquisition were expensed as incurred.

Loss Per Membership Unit

The Company’s loss per membership unit was calculated using the two-class method. Under the two-class method, losses are allocated to each class of membership unit based on the respective members’ participation rights in undistributed losses.

The diluted loss per membership unit includes the effect of the assumed conversion of the Class B Membership Units into Class A Membership Units at a 1:1 ratio. The 0.167 options to purchase Class A Membership Units and 167,667 options to purchase Class B Membership Units have been excluded from the diluted loss per membership unit calculation because the assumed conversion of these options would be anti-dilutive.

2004 Incentive Plan

In connection with the closing of the Acquisition, the Company’s board and members approved the Company’s 2004 Incentive Plan (the “Plan”). As of June 18, 2004, the Company had a total of 0.167 Class A Units and 167,667 Class B units reserved for issuance under the Plan.

Subsequent to the closing of the Acquisition, the Company granted 0.167 options of Class A Units and 167,667 options of Class B Units to certain executives, in accordance with the Plan. The options have a 10 year life, vest over three years and are valued at $100 per unit in both classes.

The Company accounts for stock-based compensation, including employee stock option plans, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and the Financial Accounting Standards Board’s Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25.” Had the Company accounted for these plans under the fair value method allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), the Company’s net loss and loss per membership unit would not have been impacted materially by the fair value of employee membership unit options.

Accounting for Derivative Instruments and Hedging Activities

The Company uses interest rate caps to assist in managing interest incurred on its long-term debt. The difference between amounts received and amounts paid under such agreement, as well as any costs or fees, is recorded as a reduction of, or addition to, interest expense as incurred over the life of the interest rate cap.

4. ACCOUNTS RECEIVABLE

Components of accounts receivable were as follows (in thousands):

June 30, 2004
Casino	$5,224
Hotel	8,085
Other	4,419

17,728
Less: Allowance for doubtful accounts and discounts	(3,075)

$14,653

5. PROPERTY AND EQUIPMENT, NET

Components of property and equipment were as follows (in thousands):

June 30, 2004
Land and land improvements	$153,982
Building and improvements	100,988
Furniture, fixtures and equipment	36,305

291,275
Less: accumulated depreciation	(261)

$291,014

6. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (in thousands):

June 30, 2004
Customer deposits	$4,059
Payroll and related	13,898
Taxes and licenses	2,361
Casino	1,977
Other	7,336

$29,631

7. TERM LOAN

On June 18, 2004 in connection with the consummation of the Acquisition, the Company entered into the Goldman Term Loan (the “Term Loan”). The Term Loan is for a principal amount of $200 million and is for an

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

initial term of two (2) years with two one-year extensions. The Term Loan is subject to a $30 million holdback amount: $26 million has been set aside for renovation and construction and $4 million is held as a debt-service reserve. Interest on the Term Loan accrues at a rate of 6.50% plus the greater of (i) one-Month LIBOR or (ii) 1.5%. The Term Loan provides for no amortization during the term. The Term Loan is secured by a first priority deed of trust on the Property.

Pursuant to the terms of the Term Loan, the Company purchased an interest rate cap with LIBOR strike rate of 5% for the first two years of the Term Loan and an interest rate cap with LIBOR strike rate of 6% for any extension periods.

8. MANDATORILY REDEEMABLE MEMBERS’ EQUITY

In connection with the closing of the Acquisition, the Company, Voteco, Coinvestment Voteco, Co-Investment Partners and Holdings entered into a Sale Right Agreement, dated June 18, 2004 (the “Sale Right Agreement”). Pursuant to the terms of Co-Investment Partners’ partnership agreement, at any time after May 23, 2008, Whitehall (a limited partner in Co-Investment Partners and an affiliate of Goldman Sachs & Co. and Archon Financial, L.P., the lender under the Goldman Term Loan) has the right to request that Co-Investment Partners purchase all of Whitehall’s interest in Co-Investment Partners at a purchase price determined by Whitehall. Pursuant to the Sale Right Agreement, upon receiving notice from Whitehall that it has exercised the sale right above the Company must, within forty-five days elect to either (i) purchase Whitehall’s interest in Co-investment Partners or (ii) sell the Company in its entirety. If the Company elects not to purchase Whitehall’s interest, it must appoint Goldman Sachs & Co. as its sole and exclusive agent for a period of one year to seek to sell the Company at a price extrapolated from the price Whitehall established for its interest in Co-Investment Partners. In addition, on June 18, 2010, if the Company has not been sold pursuant to sale right above or otherwise, the Company shall appoint Goldman Sachs & Co. as its sole agent to seek to sell the Company at the best price obtainable.

9. MEMBERSHIP INTERESTS

In connection with and immediately prior to the Acquisition, the Company issued Class A Membership Units (“Class A Units”) to Coinvestment VoteCo and VoteCo on a pro rata basis in proportion to the equity contributions made by each entity. In addition, the Company issued Class B Membership Units (“Class B Units” and together with the Class A Units, the “Membership Units”) to Co-Investment Partners and to Holdings, a wholly-owned subsidiary of Colony VI, on a pro rata basis in proportion to the equity contributions made by each entity. All of these entities are existing affiliates of the Company.

As of June 30, 2004, VoteCo owns 0.60 Class A Units and Coinvestment Voteco owns 0.90 Class A Units. In addition, as of June 30, 2004, Holdings owns 600,000 Class B Units and Co-Investment Partners owns 900,000 Class B Units.

Prior to the closing of the Acquisition, the Company executed the Operating Agreement. Pursuant to the Operating Agreement, holders of Class A Units are entitled to one vote per unit in all matters to be voted on by voting members of the Company. Holders of Class B units have no vote, except as otherwise expressly required by law.

On June 18, 2004, the Company issued Class A Units and Class B Units in connection with the organizational structure that was put in place in order to consummate the Acquisition. Pursuant to that organizational structure, Holdings and Co-Investment Partners, through their purchase of the non-voting Class B Units, acquired substantially all of the assets of LVH without having any voting power or other power to control the affairs or operations of the Company, except as otherwise expressly required by law.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The Company’s Class A Units issued to Coinvestment VoteCo are subject to the Coinvestment Transfer Restriction Agreement, which provides, among other things, that:

•	Co-Investment Partners has the right to acquire Class A Units from Coinvestment VoteCo on each occasion that Class B Units held by Co-Investment Partners would be transferred to a proposed purchaser who, in connection with such proposed sale, has obtained all licenses, permits, registrations, authorizations, consents, waivers, orders, findings of suitability or other approvals required to be obtained from, and has made all findings, notices or declarations required to be made with, all gaming authorities under all applicable gaming laws;

•	A specific purchase price, as determined in accordance with the Coinvestment Transfer Restriction Agreement, will be paid to acquire the Class A Units from Coinvestment VoteCo; and

•	Coinvestment VoteCo will not transfer ownership of Class A Units owned by it except pursuant to such option of Co-Investment Partners.

The Company’s Class A Units issued to VoteCo are subject to the VoteCo Transfer Restriction Agreement, which provides, among other things, that:

•	Holdings has the right to acquire Class A Units from VoteCo on each occasion that Class B Units held by Holdings would be transferred to a proposed purchaser who, in connection with such proposed sale, has obtained all licenses, permits, registrations, authorizations, consents, waivers, orders, findings of suitability or other approvals required to be obtained from, and has made all findings, notices or declarations required to be made with, all gaming authorities under all applicable gaming laws;

•	A specific purchase price, as determined in accordance with the VoteCo Transfer Restriction Agreement, will be paid to acquire the Class A Units from VoteCo; and

•	VoteCo will not transfer ownership of Class A Units owned by it except pursuant to such option of Holdings.

It is currently anticipated that any future holders of the Company’s Membership Units will become a party to the Operating Agreement.

10. RELATED PARTY TRANSACTIONS

Colony VI funded the escrow deposit and deferred financing costs and paid certain expenses related to the Company’s operations during the period from December 18, 2003 (date of inception) through June 17, 2004. All amounts were repaid at the Acquisition. These advances are reported as Due to Affiliate in the accompanying balance sheets.

11. COMMITMENTS AND CONTINGENCIES

Employment and Services Agreements

The Company has entered into employment or services agreements, as amended, with several executives. The employment agreements have initial terms of six months to five years and some are subject to one-year extensions. The employment agreements provide that the executives will receive a base salary with either mandatory increases or annual adjustments and annual bonus payments.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

In addition, the employment agreements provide that the Company grant certain executives options to purchase the Company’s Class A Units and Class B Units that are issued and outstanding as of the date on which the Acquisition was completed. The Options were granted under the 2004 Incentive Plan adopted by the Company. Depending on the terms of the employment agreement, executives were granted options to purchase 0.5% to 7.5% of the Membership Units.

Hilton License Agreement

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

Easements

The Hilton Grand Vacations property, located adjacent to the Hotel, has an easement for use of approximately 260 parking spaces (out of approximately 4,800 parking spaces). There is also an easement for the use of the monorail that runs through the Hotel property.

Environmental

An independent environmental consultant performed a Phase I environmental site assessment in accordance with the American Society for Testing and Materials (“ASTM”) standards on the Las Vegas Hilton property in December 2003. This assessment involved visual inspection, interviews with site personnel, review of certain publicly available records and preparation of a written report. The assessment did not include any testing of soil or groundwater at the property. According to certain historical data integrated into the Phase I report, in 2000 it was discovered that there is a plume of tetrachloroethene in the groundwater and the property was listed as a leaking underground storage tank site. The contamination is believed to originate from an off-site source, but the source has not yet been identified.

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

The Company has not determined what the cost, if any, will be with respect to the groundwater or the asbestos issue, however, the Company believes that the issues will not have a material effect upon its financial position or results of operations. There can be no assurance, however, that the estimated capital and operating costs for the treatment system will not be exceeded or that there will be no claims or other liabilities associated with the foregoing conditions.

Litigation

The Company is not a party to any litigation and, it is not aware of any action, suit or proceedings against it that has been threatened by any person.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements, the related notes to financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Post-Effective Amendment No. 2 to Form 10 Registration Statement and the unaudited interim condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

Prior to June 18, 2004 the Company had conducted no business other than in connection with the execution of a Purchase and Sale Agreement (as defined below), relating to the acquisition of substantially all of the assets and certain liabilities of LVH Corporation, a Nevada corporation (“LVH”) (the “Acquisition”). LVH is a wholly-owned subsidiary of Caesars Entertainment Inc., formerly Park Place Entertainment Corporation (“Caesars”) that prior to the Acquisition, operated the Las Vegas Hilton, a casino resort located in Las Vegas, Nevada (the “Property”).

Pursuant to the terms of the Purchase and Sale Agreement, the Company purchased substantially all of the assets and assumed certain liabilities of LVH. The Acquisition closed on June 18, 2004. Since June 18, 2004, the Company has owned and operated the Property and accordingly has a limited operating history.

The Company has not included in this quarterly report the predecessor financial information for LVH for the periods January 1, 2004 through June 17, 2004 and April 1, 2004 through June 17, 2004 and the comparative periods January 1, 2003 through June 30, 2003 and April 1, 2003 through June 30, 2003. The Company only recently acquired substantially all the assets, and assumed certain related liabilities, of LVH and has been unable to prepare for inclusion in this Form 10-Q such predecessor financial information. The Company is working with LVH to obtain the necessary records and prepare the omitted predecessor financial information. As soon as practicable after preparing such information, the Company intends to file an amendment to this Form 10-Q that includes the omitted information.

Casino revenue is derived primarily from patrons wagering on slot machines, table games and other gaming activities. Table games generally include Blackjack or Twenty One, Craps, Baccarat and Roulette. Other gaming activities include Keno and the Race and Sports Book. Casino revenue is defined as the win from gaming activities, computed as the difference between gaming wins and losses, not the total amounts wagered. “Table game volume,” “table game drop” (terms which are used interchangeably), and “slot handle” are casino industry specific terms that are used to identify the amount wagered by patrons for a casino table game or slot machine, respectively. “Table game hold” and “slot hold” represent the percentage of the total amount wagered by patrons that the casino has won. Hold is derived by dividing the amount won by the casino by the amount wagered by patrons. Casino revenue is recognized at the end of each gaming day.

Room revenue is derived from rooms and suites rented to guests. “Average daily rate” is an industry specific term used to define the average amount of revenue per rented room per day. “Occupancy percentage” defines the total percentage of rooms occupied, and is computed by dividing the number of rooms occupied by the total number of rooms available. Room revenue is recognized at the time the room is provided to the guest.

Food and beverage revenues are derived from food and beverage sales in the food outlets of the Property, including restaurants, room service and banquets. Food and beverage revenue is recognized at the time the food and/or beverage is provided to the guest.

Other revenue includes retail sales, entertainment sales, telephone and other miscellaneous income at the casino/hotel. Such revenue is recognized at the time the goods or services are provided to the guest.

Casino revenues vary from time to time due to general economic conditions, popularity of entertainment offerings, table game hold, slot hold, and occupancy percentages in the hotels. Casino revenues also vary depending upon the amount of gaming activity as well as variations in the odds for different games of chance. The Property also uses technology, such as cashless wagering on slot machines, to increase revenues and/or decrease expenses. Casino revenues, room revenues, food and beverage revenues and other revenues vary due to general economic conditions and competition.

Results of Operations

The following discussions presents an analysis of the results of operations for the thirteen days of operations of the Property or the Company.

Overall revenue was $7,959,000 for the three and six months ended June 30, 2004.

For the three and six months ended June 30, 2004

(dollars in thousands)

NET REVENUES:

		Percentage of Total Revenue
Casino	$2,769	38%
Rooms	2,902	40%
Food and beverage	1,897	26%
Other	391	5%

	7,959	109%
Less—Promotional Allowance	(700)	(9)%

Total Net Revenues	$7,259	100%

Casino

Casino revenue of $2.8 million is comprised of table games revenue of $1.1 million, slot revenue of $1.6 million and other gaming revenue of $115,000. The table games hold was 15.5% and the slot win was 5.6% for the period.

Rooms

Room revenue of $2.9 million was the result of an average daily rate of $86.08 and occupancy percentage of 88%. The occupancy was the result of significant convention business during the thirteen day period.

Other

Other revenue includes retail sales, entertainment sales, telephone, and other miscellaneous income.

Operating Profit

Operating profit before interest, depreciation, amortization and pre-opening expense was $41,000 for the three and six month period ended June 30, 2004.

Pre-Opening Expense

The Company incurred pre-opening expenses of $4.4 million and $6.3 million for the three and six month periods ended June 30, 2004, respectively. From the inception of the Company through June 30, 2004 the Company expensed $6.7 million for pre-opening expenses. Pre-opening included payroll, advertising, professional services and other general and administrative expenses relating to the Acquisition.

Financial Condition

Liquidity

As of June 30, 2004, the Company had cash and equivalents of $26,560,000, of which $8,779,000 is primarily cash in the casino used to fund daily operations.

The Company raised $150 from the sale of the Class A Units and $150 million from the sale of the Class B Units. The Term Loan is for a principal amount of $200 million and interest accrues at a rate of 6.50% plus the greater of (i) one-month LIBOR or (ii) 1.5%. $30 million of the Term Loan is held back for capital expenditures and an interest reserve. The initial term is two years with two one-year extension options. In addition, the Term Loan contains important affirmative and negative financial covenants customary for loans of this nature, which may restrict the Company’s ability to operate the casino and hotel operations or pursue development opportunities if desired.

The Company expects that its cash flows from operations, together with cash on hand and available borrowings, including the Term Loan, will be adequate to fund its activities, including the capital expenditures that the Company plans to make over the foreseeable future. However, no assurances can be made that such sources of financing will be sufficient to fund such activities and capital expenditures and the Company’s debt, including the Term Loan, will materially restrict future borrowings. Subject to certain conditions, the Term Loan does permit the Company to incur additional debt to fund working capital. The Company may seek to obtain a working capital line of credit.

A downturn in the economy, increase in revenue or wagering taxes, acts of terrorism, war or military actions would impact the Company’s casino operations and negatively impact its cash flows from operations. If this were to occur, the Company would be required to adjust its capital spending plans.

Off-Balance Sheet Arrangements

The Company is not currently subject to any off-balance sheet arrangements which it believes will have a material adverse impact on its financial condition.

Critical Accounting Policies

A summary of the Company’s significant accounting policies can be found in Note 2 of the Notes to the Financial Statements of the Company’s Form 10. The Company’s preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant among those estimates are the useful lives and potential impairment of long-term assets, such as buildings and equipment; the adequacy of the Company’s allowance for uncollectible receivables. These estimated amounts are based on management of the Company’s best judgments using both historical information and known trends of the Property, the City of Las Vegas and the gaming industry. Because of the uncertainty inherent in any estimate, it is likely that the actual results will differ from the initial estimates, and the differences could be material. The policies and estimates discussed below are considered to be the most significant.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discusses the Company’s exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. The Company does not believe that its exposure to market risk is material.

Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company is exposed to no such market risks. The Company has market risk associated with funds that were borrowed to finance the Acquisition and pay related fees and expenses.

The Company executed the Term Loan concurrently with the closing of the Acquisition. The Term Loan is for a principal amount of $200 million and interest accrues at a rate of 6.50% plus the greater of (i) one-month LIBOR or (ii) 1.5%. The initial term of the Term Loan is two years with two one-year extension options. The Term Loan is subject to interest rate risk and the interest payments associated with the Term Loan will increase if LIBOR increases.

Pursuant to the terms of the Term Loan, the Company purchased an interest rate cap with a LIBOR strike rate of 5% for the first two years of the term loan and an interest rate cap with a LIBOR strike rate of 6% for any extension periods; therefore, a hypothetical increase in LIBOR of 1000 basis points from the rates in effect on the date of this Form 10-Q would not cause the interest payments on the Term Loan to increase significantly. The Company does not currently anticipate a sudden change in LIBOR during the term of the Term Loan.

The Company does not have any significant foreign currency exchange rate risk or commodity price risk and it does not currently trade any market sensitive instruments.

ITEM 4.	CONTROLS AND PROCEDURES

Prior to the end of the period covered by this report, the Company was a development stage company and as such, the management, under the supervision and with the participation of its Chief Executive Officer and Executive Vice President of Finance were developing a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) and performed an evaluation of the effectiveness of the design and operation of Company’s disclosure controls and procedures implemented at such time. Since the closing of the Acquisition, a system has been put in place that the Company’s management, including its Chief Executive Officer and Executive Vice President of Finance, believe include disclosure controls and procedures that are effective.

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

Pursuant to the Operating Agreement, Holdings and Co-Investment Partners (and their respective entities and affiliates) (the “Designated Class B Holders”) will have the right at any time to convert their Class B Units into an equal number of Class A Units, without cost. As long as the Designated Class B holders hold at least one Class B Unit, no other holder of Class B Units will have the right to convert its Class B Units into Class A Units without the prior written consent of the Designated Class B Holders holding a majority of the outstanding Class B units then held by the Designated Class B Holders.

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

The Company’s Registration Statement on Form 10 (File No. 000-50635) went effective on May 14, 2004. All registered Class A Units were sold on June 18, 2004. The Company raised approximately $150 million from the sale of Membership Units which it used (together with the Term Loan) to fund the Acquisition, to fund capital improvements expected to occur over the next four years and to provide working capital for the Company.

Professional fees and other expense related to the Acquisition were approximately $5 million. There were no direct or indirect payments to directors, officers, general partners or others related to the offering and sale of the membership units.

ITEM 6.	EXHIBITS

(a)	Exhibits

EXHIBIT INDEX

EXHIBIT NUMBER
2.1	Purchase and Sale Agreement, dated as of December 24, 2003, by and among Colony Resorts LVH Acquisitions, LLC, LVH Corporation and Park Place Entertainment Corporation*

3.1	Articles of Organization, dated as of December 18, 2003, for Colony Resorts LVH Acquisitions, LLC*

3.2	Operating Agreement, dated as of December 22, 2003, for Colony Resorts LVH Acquisitions, LLC*

3.3	Amended and Restated Operating Agreement, dated June 18, 2004, for Colony Resorts LVH Acquisitions, LLC†

3.4	Amendment No. 1 to the Amended and Restated Operating Agreement, dated July 23, 2004, for Colony Resorts LVH Acquisitions, LLC****

3.5	Amendment to Articles of Organization, dated June 25, 2004, for Colony Resorts LVH Acquisitions, LLC

10.1	Deposit Escrow Agreement, dated as of December 24, 2003, by and among LVH Corporation, Colony Resorts LVH Acquisitions, LLC and Nevada Title Company*

10.2	Coinvestment Transfer Restriction Agreement, dated June 18, 2004, by and among Mr. Barrack, Mr. Ribis, Co-Investment Partners and Coinvestment VoteCo†

10.3	Transfer Restriction Agreement, dated June 18, 2004, by and among Mr. Barrack, Holdings and VoteCo†

10.4	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Rodolfo Prieto*

10.5	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser*

10.6	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Kenneth Ciancimino*

10.7	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Rodolfo Prieto*

10.8	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser*

10.9	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Kenneth Ciancimino*

10.10	Employment Agreement, dated as of May 17, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Gonzalo De Varona.***

10.11	Employment Agreement, dated as of April 12, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Stewart.***

10.12	Vice Chairman Agreement, dated June 18, 2004, between Colony Resorts LVH Acquisitions, LLC and Nicholas L. Ribis.****

10.13	Colony Resorts LVH Acquisitions, LLC 2004 Incentive Plan****

10.14	Loan Agreement, dated June 18, 2004, by and between Colony Resorts LVH Acquisition, LLC and Archon Financial, L.P.†

EXHIBIT NUMBER
10.15	Sale Right Agreement, dated June 18, 2004, by and among Colony Resorts LVH Acquisitions, LLC, Colony Resorts LVH Holdings, LLC, Colony Resorts LVH Coinvestment Voteco, LLC, Colony Resorts LVH Voteco, LLC and Colony Resorts LVH Co-Investment Partners, L.P.****

10.16	Services Agreement, dated June 18, 2004, between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel and Casino, Inc.****

10.17	Joint Marketing Agreement, by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc.****

10.18	Joint Services Agreement, by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc.****

10.19	Employment Agreement, dated as of May 11, 2003, between LVH Corporation and Thomas Page.****

10.20	Addendum to Employment Agreement, dated as of June 22, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Thomas Page.****

*	Incorporated by reference to the Registrant’s Form 10, filed March 15, 2004 (File Number 0-50635).
**	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 10, filed April 26, 2004 (File Number 0-50635).
***	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Form 10, filed June 17, 2004 (File Number 0-50635).
†	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed June 28, 2004 (File Number 0-50635).
****	Incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to Form 10 filed August 13, 2004 (File Number 0-50635).

(b)	Reports on Form 8-K

On June 30, 2004, the Company filed an 8-K under Items 2 and 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONY RESORTS LVH ACQUISITIONS, LLC

August 23, 2004	By:	/s/ Rodolfo Prieto
Rodolfo Prieto Chief Executive Officer and General Manager

August 23, 2004	By:	/s/ Robert Schaffhauser
Robert Schaffhauser Executive Vice President of Finance