Form 10-Q/A
period 2004-06-30
COLONY RESORTS LVH ACQUISITIONS LLC
filed 2004-09-09
CIK 1282607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50635

For the quarterly period ended June 30, 2004

COLONY RESORTS LVH ACQUISITIONS, LLC

(Exact Name of Registrant as Specified in its Charter)

NEVADA	41-2120123
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

COLONY RESORTS LVH ACQUISITIONS, LLC 3000 PARADISE ROAD LAS VEGAS, NEVADA	89109
(Address of Principal Executive Offices)	(Zip Code)

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

EXPLANATORY NOTE

The Registrant completed the acquisition of substantially all of the assets and assumed certain liabilities of LVH Corporation on June 18, 2004. Financial statements for the acquired business were not available when the Registrant filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. In order to comply with Rule 3-02 of Regulation S-X, this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 is being filed to include such financial statements in Item 1 of this Report and to reference such financial data in Item 2 of this Report.

Colony Resorts LVH Acquisitions, LLC

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED BALANCE SHEETS (In thousands)

	June 30, 2004	December 31, 2003
Assets
CURRENT ASSETS:
Cash and equivalents	$26,560	$—
Restricted cash	4,675	—
Accounts receivable, net	14,653	—
Inventories	2,955	—
Prepaid expenses and other current assets	6,509	—

Total current assets	55,352	—
PROPERTY AND EQUIPMENT, net	291,014	—
RESTRICTED CASH	26,000	15,000
OTHER ASSETS, NET	5,220	1,950

Total assets	$377,586	$16,950

Liabilities and members’ equity
CURRENT LIABILITIES:
Accounts payable	$6,541	$—
Due to affiliate	—	17,362
Accrued expenses	29,631	—

Total current liabilities	36,172	17,362
TERM LOAN	200,000	—

Total liabilities	236,172	17,362

COMMITMENTS AND CONTINGENCIES
REDEEMABLE MEMBERS’ EQUITY	60,000	—
MEMBERS’ EQUITY	81,414	(412)

Total liabilities and members’ equity	$377,586	$16,950

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS (In thousands, except unit data)

	For the three months ended June 30, 2004	PREDECESSOR INFORMATION
		For the period from April 1, 2004 through June 17, 2004	For the three months ended June 30, 2003
Revenues:
Casino	$2,769	$15,992	$17,893
Rooms	2,902	20,232	19,811
Food and beverage	1,897	14,324	14,581
Other revenue	391	4,602	4,353

Total revenue	7,959	55,150	56,638
Less: promotional allowances	(700)	(4,875)	(5,031)

Net revenues’	7,259	50,275	51,607
Expenses:
Casino	2,421	11,641	12,635
Rooms	1,177	5,816	6,265
Food and beverage	1,715	11,272	12,320
Other expense	490	2,583	2,806
General & administrative	2,415	14,036	15,688
Depreciation & amortization	268	4,053	4,663
Pre-opening expenses	4,423	—	—
Management fee to parent	—	1,531	1,591

	12,909	50,932	55,968

Operating loss	(5,650)	(657)	(4,361)
Interest expense	(621)	—	—

Net loss	$(6,271)	$(657)	$(4,361)

Net loss allocation
Allocable to Class A	$—
Allocable to Class B	$(6,271)
Basic weighted average Class A membership units outstanding	1.50
Basic weighted average Class B membership units outstanding	1,500,000.00
Diluted weighted average membership units outstanding	1,500,001.50
Net loss per Class A membership unit-basic	$(4.18)
Net loss per Class B membership unit-basic	$(4.18)
Per membership unit-diluted	$(4.18)

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS (In thousands, except unit data)

	For the six months ended June 30, 2004	PREDECESSOR INFORMATION
		For the period from January 1, 2004 through June 17, 2004	For the six months ended June 30, 2003
Revenues:
Casino	$2,769	$38,471	$35,892
Rooms	2,902	47,626	43,677
Food and beverage	1,897	31,412	29,403
Other revenue	391	10,382	9,420

Total revenue	7,959	127,891	118,392
Less: promotional allowances	(700)	(10,695)	(10,042)

Net revenues	7,259	117,196	108,350
Expenses:
Casino	2,421	25,796	25,508
Rooms	1,177	12,738	12,795
Food and beverage	1,715	24,932	24,830
Other expense	490	5,021	5,524
General & administrative	2,415	30,295	31,145
Depreciation & amortization	268	8,741	9,124
Pre-opening expenses	6,326	—	—
Management fee to parent	—	3,567	3,330

	14,812	111,090	112,256

Operating (loss) income	(7,553)	6,106	(3,906)
Interest expense	(621)	—	—

Net (loss) income	$(8,174)	$6,106	$(3,906)

Net loss allocation
Allocable to Class A	$—
Allocable to Class B	$(8,174)
Basic weighted average Class A membership units outstanding	1.50
Basic weighted average Class B membership units outstanding	1,500,000.00
Diluted weighted average membership units outstanding	1,500,001.50
Net loss per Class A membership unit-basic	$(5.45)
Net loss per Class B membership unit-basic	$(5.45)
Per membership unit-diluted	$(5.45)

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENT OF MEMBERS’ EQUITY (In thousands)

	Capital Contribution	Accumulated Deficit	Total Members’ Deficit
Balance, December 18, 2003	$—	$—	$—
Net loss	—	(412)	(412)

Balance, December 31, 2003	—	(412)	(412)
Contributions from members	90,000	—	90,000
Net loss	—	(8,174)	(8,174)

Balance, June 30, 2004	$90,000	$(8,586)	$81,414

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS (In thousands)

		PREDECESSOR INFORMATION
	For the six months ended June 30, 2004	For the period from January 1, 2004 through June 17, 2004	For the six months ended June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income	$(8,174)	$6,106	$(3,906)

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:

Depreciation and amortization	268	8,741	9,124
Provision for bad debts	—	(375)	(1,253)
Other	—	32	305
Change in working capital components:
Net increase in restricted cash	(6,675)	—	—
Net (increase) decrease in accounts receivable	(3,751)	12,021	2,784
Net (increase) decrease in inventories, prepaid expenses and other current assets	(5,474)	(1,228)	538
Net increase (decrease) in accounts payable, and accrued expenses	10,356	(18,945)	(5,321)

Net cash (used in) provided by operating activities	(13,450)	6,352	2,271

CASH FLOWS USED IN INVESTING ACTIVITIES:

Additions to property and equipment	(3,761)	(2,998)	(6,155)
Payment for purchase of LVH assets, net of cash acquired	(276,804)	—	—
Increase in restricted cash	(9,000)	—	—

Net cash used in investing activities	(289,565)	(2,998)	(6,155)

CASH FLOWS PROVIDED BY (SED IN) FINANCING ACTIVITIES

Proceeds from term loan	200,000	—	—
Proceeds from members’ equity	72,638	—	—
Proceeds from redeemable members’ equity	60,000	—	—
Increase in debt issuance cost	(3,063)	—	—
Change in due to affiliated companies	—	(6,139)	(1,274)

Net cash provided by (used in) financing activities	329,575	(6,139)	(1,274)

Increase (decrease) in cash and equivalents	26,560	(2,785)	(5,158)

Cash and equivalents at beginning of period	—	12,734	15,250

Cash and equivalents at end of period	$26,560	$9,949	$10,092

Non-cash financing activity:

Conversion of advances from affiliates to members’ equity	$17,362	$—	$—

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

The Company’s members consist of Colony Resorts LVH Holdings, LLC (“Holdings”), which is a wholly owned subsidiary of Colony VI, a discrete investment fund managed by an affiliate of Colony Capital, Colony Resorts LVH Co-Investment Partners, L.P. (“Co-Investment Partners”), Colony Resorts LVH Coinvestment Voteco, LLC (“Coinvestment Voteco”) and Colony Resorts LVH VoteCo, LLC (“Voteco”), each of which purchased Class A or Class B Membership Units on June 18, 2004 in connection with the equity financing described in Note 9.

Prior to June 18, 2004, the Company had conducted no business other than in connection with the execution of the Purchase and Sale Agreement (as defined below), relating to the acquisition of substantially all of the assets and certain liabilities of LVH Corporation, a Nevada corporation (“LVH”) (the “Acquisition”). LVH is a wholly-owned subsidiary of Caesars Entertainment, Inc., formerly Park Place Entertainment Corporation (“Caesars”) that prior to the Acquisition (further discussed in Note 2) operated the Las Vegas Hilton, a casino resort located in Las Vegas, Nevada (the “Hotel” or the “Property”). Commencing June 18, 2004, the revenue and expense of the Property are included in the Company’s statement of operations.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six-month period ended June 30, 2004, are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003, included in the Company’s Post-Effective Amendment No. 2 to Form 10 Registration Statement filed August 13, 2004 (File No. 000-50635) (the “Form 10”). Pursuant to Rule 302, the registrant has included statements of operations and cash flows of the predecessor for the periods ended June 30, 2003 and the period from January 1, 2004 through June 30, 2004.

Use of Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, including related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates those estimates, including those related to asset impairment, accruals for slot marketing points, compensation and related benefits, revenue recognition, allowance for doubtful accounts, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

Risk Factors

On June 17, 2004, the Company secured a Nevada State gaming license for the ownership and operation of the Hotel. The Company is now subject to the normal risks inherent in operating a hotel casino, including compliance with regulatory, tax and operational requirements.

2. THE ACQUISITION

On June 18, 2004, the Company completed the Acquisition of substantially all of the assets and assumed certain liabilities of LVH for $291 million in cash, which includes the purchase price of $280 million, a working capital adjustment of $6 million and professional fees and other expenses related to the acquisition of $5 million. The purchase and sale agreement dated December 24, 2003 included a provision whereby the purchase price of $280 million was subject to adjustment related to the working capital of LVH. The working capital adjustment of $6 million was determined based upon the preliminary closing balance sheet as of May 31, 2004. The final working capital adjustment will be determined based upon the June 17, 2004 closing balance sheet, which should be completed during the third quarter of this year. The transaction was accounted for as a purchase and, accordingly, the purchase price and preliminary working capital adjustment were allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of Acquisition. The estimated fair values of property and equipment were based upon third-party valuations. The Company funded the Acquisition through the issuance of $150 million of membership units (further discussed in Note 9) and $200 million of long-term debt (as further discussed in Note 7).

The following unaudited proforma financial information for the Company has been prepared assuming the acquisition had occurred on the first day of the six-month period ended June 30, 2004:

(in thousands, except unit data)

Six months ended June 30, 2004
Net revenues	$124,455
Net loss	(6,085)
Net loss per Class A membership, unit-basis	(4.06)
Net loss per Class B membership, unit-basis	(4.06)
Per membership, unit-diluted	(4.06)

The unaudited proforma financial information for the six months ended June 30, 2003 has not been presented. Management does not believe that such information would be meaningful since the Company was not formed until December 18, 2003.

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Advertising Costs

Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program. Direct-response advertising consists primarily of mailing costs associated with the direct-mail programs. Capitalized advertising costs, included in prepaid expense, were immaterial at June 30, 2004. Advertising costs that were expensed during the three and six month periods ended June 30, 2004 were immaterial.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The Company accounts for stock-based compensation, including employee stock option plans, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and the Financial Accounting Standards Board’s Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25.” Had the Company accounted for these plans under the fair value method allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), the Company’s net loss and loss per membership unit would not have been impacted materially by the fair value of employee membership unit options.

Accounting for Derivative Instruments and Hedging Activities

The Company uses interest rate caps to assist in managing interest incurred on its long-term debt. The difference between amounts received and amounts paid under such agreement, as well as any costs or fees, is recorded as a reduction of, or addition to, interest expense as incurred over the life of the interest rate cap.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

$29,631

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

7. TERM LOAN

On June 18, 2004 in connection with the consummation of the Acquisition, the Company entered into the Goldman Term Loan (the “Term Loan”). The Term Loan is for a principal amount of $200 million and is for an initial term of two (2) years with two one-year extensions. The Term Loan is subject to a $30 million holdback amount: $26 million has been set aside for renovation and construction and $4 million is held as a debt-service reserve. Interest on the Term Loan accrues at a rate of 6.50% plus the greater of (i) one-Month LIBOR or (ii) 1.5%. The Term Loan provides for no amortization during the term. The Term Loan is secured by a first priority deed of trust on the Property.

Pursuant to the terms of the Term Loan, the Company purchased an interest rate cap with LIBOR strike rate of 5% for the first two years of the Term Loan and an interest rate cap with LIBOR strike rate of 6% for any extension periods.

8. REDEEMABLE MEMBERS’ EQUITY

In connection with the closing of the Acquisition, the Company, Voteco, Coinvestment Voteco, Co-Investment Partners and Holdings entered into a Sale Right Agreement, dated June 18, 2004 (the “Sale Right Agreement”). Pursuant to the terms of Co-Investment Partners’ partnership agreement, at any time after May 23, 2008, Whitehall (a limited partner in Co-Investment Partners and an affiliate of Goldman Sachs & Co. and Archon Financial, L.P., the lender under the Goldman Term Loan) has the right to request that Co-Investment Partners purchase all of Whitehall’s interest in Co-Investment Partners at a purchase price determined by Whitehall. Pursuant to the Sale Right Agreement, upon receiving notice from Whitehall that it has exercised the sale right above the Company must, within forty-five days elect to either (i) purchase Whitehall’s interest in Co-investment Partners or (ii) sell the Company in its entirety. If the Company elects not to purchase Whitehall’s interest, it must appoint Goldman Sachs & Co. as its sole and exclusive agent for a period of one year to seek to sell the Company at a price extrapolated from the price Whitehall established for its interest in Co-Investment Partners. In addition, on June 18, 2010, if the Company has not been sold pursuant to sale right above or otherwise, the Company shall appoint Goldman Sachs & Co. as its sole agent to seek to sell the Company at the best price obtainable. For purposes of the financial statement presentation and the diluted membership unit calculation, it is assumed that the redemption of Whitehall’s interest or sale of the property will be consummated at fair value.

9. MEMBERSHIP INTERESTS

In connection with and immediately prior to the Acquisition, the Company issued Class A Membership Units (“Class A Units”) to Coinvestment VoteCo and VoteCo on a pro rata basis in proportion to the equity contributions made by each entity. In addition, the Company issued Class B Membership Units (“Class B Units” and together with the Class A Units, the “Membership Units”) to Co-Investment Partners and to Holdings, on a pro rata basis in proportion to the equity contributions made by each entity. All of these entities are existing affiliates of the Company.

As of June 30, 2004, VoteCo owns 0.60 Class A Units and Coinvestment Voteco owns 0.90 Class A Units. In addition, as of June 30, 2004, Holdings owns 600,000 Class B Units and Co-Investment Partners owns 900,000 Class B Units. Prior to the closing of the Acquisition, the Company executed the Operating Agreement. Pursuant to the Operating Agreement, holders of Class A Units are entitled to one vote per unit in all matters to be voted on by voting members of the Company. Holders of Class B units are not entitled to vote, except as otherwise expressly required by law.

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

The Company’s Class A Units issued to Coinvestment VoteCo are subject to the Coinvestment Transfer Restriction Agreement, which provides, among other things, that:

*Co-Investment Partners has the right to acquire Class A Units from Coinvestment VoteCo on each occasion that Class B Units held by Co-Investment Partners would be transferred to a proposed purchaser who, in connection with such proposed sale, has obtained all licenses, permits, registrations, authorizations, consents, waivers, orders, findings of suitability or other approvals required to be obtained from, and has made all findings, notices or declarations required to be made with, all gaming authorities under all applicable gaming laws;

*A specific purchase price, as determined in accordance with the Coinvestment Transfer Restriction Agreement, will be paid to acquire the Class A Units from Coinvestment VoteCo; and

*Coinvestment VoteCo will not transfer ownership of Class A Units owned by it except pursuant to such option of Co-Investment Partners.

The Company’s Class A Units issued to VoteCo are subject to the VoteCo Transfer Restriction Agreement, which provides, among other things, that:

*Holdings has the right to acquire Class A Units from VoteCo on each occasion that Class B Units held by Holdings would be transferred to a proposed purchaser who, in connection with such proposed sale, has obtained all licenses, permits, registrations, authorizations, consents, waivers, orders, findings of suitability or other approvals required to be obtained from, and has made all findings, notices or declarations required to be made with, all gaming authorities under all applicable gaming laws;

*A specific purchase price, as determined in accordance with the VoteCo Transfer Restriction Agreement, will be paid to acquire the Class A Units from VoteCo; and

*VoteCo will not transfer ownership of Class A Units owned by it except pursuant to such option of Holdings.

It is currently anticipated that any future holders of the Company’s Membership Units will become a party to the Operating Agreement.

10. RELATED PARTY TRANSACTIONS

Colony VI funded the escrow deposit and deferred financing costs and paid certain expenses related to the Company’s operations during the period from December 18, 2003 (date of inception) through June 17, 2004. These advances are reported as Due to Affiliate in the accompanying balance sheets as of December 31, 2003 and were converted to members equity at the completion of the Acquisition.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Hilton License Agreement

Concurrently with the closing of the Acquisition, the Company entered into a License Agreement pursuant to which the Company licenses from Hilton the right to use the mark “Hilton” and is part of Hilton’s reservation system and Hilton’s “HHonors Program(TM)”. The License Agreement commenced on the date of the closing of the Acquisition and expires on December 31, 2008. During the term of the License Agreement, the Company is required to pay Hilton an annual fee of $2,000,000 plus 1% of the Hotel’s gross room revenue to fund national and regional group advertising and sales and business promotion efforts by Hilton.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements, the related notes to financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Post-Effective Amendment No. 2 to Form 10 Registration Statement and the unaudited interim condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

Overview

Prior to June 18, 2004 the Colony Resorts LVH Acquistions, LLC (“the Company”), conducted no business other than in connection with the execution of a Purchase and Sale Agreement (as defined below), relating to the acquisition of substantially all of the assets and certain liabilities of LVH Corporation, a Nevada corporation (“LVH”) (the “Acquisition”). LVH is a wholly-owned subsidiary of Caesars Entertainment, Inc., formerly Park Place Entertainment Corporation (“Caesars”) that prior to the Acquisition, operated the Las Vegas Hilton, a casino resort located in Las Vegas, Nevada (the “Property”).

Pursuant to the terms of the Purchase and Sale Agreement, the Company purchased substantially all of the assets and assumed certain liabilities of LVH. The Acquisition closed on June 18, 2004. Since June 18, 2004, the Company has owned and operated the Property and accordingly has a limited operating history. Therefore, the discussion of operations herein focuses on events and the revenues and expenses during the three and six months ended June 30, 2004 as if there was no change in ownership of the Property on June 18, 2004 compared to the historical operations of the Property for the three and six months and June 30, 2003.

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

Results of Operations

The following discussion presents an analysis of the results of operations for the three and six months ended June 30, 2004 and 2003 of the Property.

Comparison of three months ended June 30, 2004 with June 30, 2003

Overall revenue increased $5,927,000 from last year, as described below.

For the Three Months Ended June 30, 2004

(dollars in thousands)

NET REVENUES:

	2004	2003	% CHANGE
Casino	$18,761	$17,893	5%
Rooms	23,134	19,811	17%
Food and beverage	16,221	14,581	11%
Other	4,993	4,353	15%

	63,109	56,638	11%
Less – promotional allowance	(5,575)	(5,031)	11%

Total net revenues	$57,534	51,607	11%

Casino

Casino revenues increased $868,000 to $18,761,000 for the three months ended June 30, 2004, compared to $17,893,000 for the three months ended June 30, 2003. Slots accounted for the majority of the increase in casino revenues primarily due to an increase in win percentage. Slot win percentage increased 0.2 percentage points from 5.3 percent for the three months ended to 5.5 percent for the three months ended June 2004, and slot volume increased approximately 5.7 percent for the three months ended June 30, 2004 compared to the same period in the prior year.

Rooms

Room revenues increased $3,323,000 to $23,134,000 for the three months ended June 30, 2004 compared to $19,811,000 recorded for the three months ended June 30, 2003. The increase was primarily attributed to an increase in the average daily rate as well as occupancy percentage at 92.2% for the three months ended June 30, 2004 compared to 86.7% for the three months ended June 30, 2003. The average daily rate increased from $86.67 for the three months ended June 30, 2003 to $94.39 for the three months ended June 30, 2004. The increase in the average daily rate stemmed from increased convention related business.

Food and Beverage

Food and beverage revenues increased $1,640,000 to $16,221,000 for the three months ended June 30, 2004 compared to $14,581,000 for the three months ended June 30, 2003. The increase is primarily due to an increase in banquet and casual dining restaurant revenue which is the result of increased convention related business.

Other

Other revenue includes retail sales, entertainment sales, telephone and other miscellaneous income. Other revenue increased $640,000 to $4,993,000 for the three months ended June 30, 2004 as compared to $4,353,000 for the three months ended June 30, 2003. The increase is principally due to the renegotiating of tenant leases and an increase in convention space rental.

Operating Expenses

Casino operating expenses increased $1,427,000 to $14,062,000 for the three months ended June 30, 2004 as compared to $12,635,000 for the three months ended June 30, 2003. The increase was primarily related to increased wages over the corresponding prior period and marketing cost incurred by the Company upon the acquisition of the Property.

General and administrative expenses increased $763,000 to $16,451,000 for the three months ended June 30, 2004 as compared to $15,688,000 for the three months ended June 30, 2003. The increase was primarily related to costs incurred by LVH related to the sale of the property.

The Company incurred pre-opening expenses of $4,423,000 for the three months ended June 30, 2004. Pre-opening including payroll, professional services and other general and administrative expenses related to the Acquisition.

Comparison of six months ended June 30, 2004 with June 30, 2003

Overall revenue increased 16,105,000 from last year, as described below:

Six Months Ended June 30, 2004

(dollars in thousands)

NET REVENUES:

	2004	2003	% CHANGE
Casino	$41,240	$35,892	15%
Rooms	50,528	43,677	16%
Food and beverage	33,309	29,403	13%
Other	10,773	9,420	14%

	135,850	118,392	15%
Less – promotional allowance	(11,395)	(10,042)	13%

Total Net Revenues	$124,455	$108,350	15%

Casino

Casino revenues increased $5,348,000 to $41,240,000 for the six months ended June 30, 2004, compared to $35,892,000 for the six months ended June 30, 2003. Table games accounted for the majority of the increase in casino revenues primarily due to an increase in hold percentage. Table games hold percentage increased 3.35 percentage points from 11.25 percent for the six months ended June 30, 2003 to 14.6 percent for the six months ended June 2004. Table games volume increased approximately 3.8 percent for the six months ended June 30, 2004, compared to the same period in the prior year. Because table games hold percentage varies based on the game type and the level of wagering, the hold percentage often fluctuates from period to period.

Rooms

Room revenues increased $6,851,000 to $50,528,000 for the six months ended June 30, 2004 compared to $43,677,000 recorded for the six months ended June 30, 2003. The increase was primarily attributed to an increase in the average daily rate as occupancy percentage increased to 90.7% for the six months ended June 30, 2004 compared to 87.8% for the six months ended June 30, 2003. The average daily rate increased from $94.75 for the six months ended June 30, 2003 to $105 for the six months ended June 30, 2004. The increase in the average daily rate stemmed from increased convention related business.

Food and Beverage

Food and beverage revenues increased $3,906,000 to $33,309,000 for the six months ended June 30, 2004 compared to $29,403,000 for the six months ended June 30, 2003. The increase is primarily due to an increase in banquet and casual dining restaurant revenue which is the result of increased convention related business.

Other

Other revenue includes retail sales, entertainment sales, telephone and other miscellaneous income. Other revenue increased $1,353,000 to $10,773,000 for the six months ended June 30, 2004 as compared to $9,420,000 for the six months ended June 30, 2003. The increase is principally due to the renegotiating of tenant leases and an increase in convention space rental.

Operating Expenses

Casino operating expenses increased $2,709,000 to $28,217,000 for the six months ended June 30, 2004 as compared to $25,508,000 for the six months ended June 30, 2003. The increase was primarily related to increased wages over the corresponding prior period and marketing cost incurred by the Company upon the acquisition of the Property.

General and administrative expenses increased $1,565,000 to $32,710,000 for the six months ended June 30, 2004 as compared to $31,145,000 for the six months ended June 30, 2003. The increase was primarily related to costs incurred by LVH related to the sale of the property.

The Company incurred pre-opening expenses of $6,326,000 for the six months ended June 30, 2004. Pre-opening including payroll, professional services and other general and administrative expenses related to the Acquisition.

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

Critical Accounting Policies

A summary of the Company’s significant accounting policies can be found in Note 3 to financial statement included within this Form 10Q/A. The Company’s preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant among those estimates are the useful lives and potential impairment of long-term assets, such as buildings and equipment and the adequacy of the Company’s allowance for uncollectible receivables. These estimated amounts are based on management of the Company’s best judgments using both historical information and known trends of the Property, the City of Las Vegas and the gaming industry. Because of the uncertainty inherent in any estimate, it is likely that the actual results will differ from the initial estimates, and the differences could be material.

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

Pursuant to the terms of the Term Loan, the Company purchased an interest rate cap with a LIBOR strike rate of 5% for the first two years of the Term Loan and an interest rate cap with a LIBOR strike rate of 6% for any extension periods; therefore, a hypothetical increase in LIBOR of 1000 basis points from the rates in effect on the date of this Form 10-Q/A would not cause the interest payments on the Term Loan to increase significantly. The Company does not currently anticipate a sudden change in LIBOR during the term of the Term Loan.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains forward-looking statements relating to future events and future performance of the Company within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes” or similar language. Actual results could differ materially from those anticipated in such forward-looking statements.

All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any forward looking statements. The Company cautions investors that its business and financial performance are subject to substantial risks and uncertainties.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On June 18, 2004, in connection with and immediately prior to the closing of the Acquisition, the Company, pursuant to Section 4(2) of the Securities Act of 1934, as amended, issued:

*	0.90 Class A Units to Coinvestment VoteCo for a total purchase price of $90 in cash;

*	0.60 Class A Units to VoteCo for a total purchase price of $60 in cash;

*	900,000 Class B Units to Co-Investment Partners for a total purchase price of $90,000,000 in cash; and

*	600,000 Class B Units to Holdings for an aggregate purchase price of $60,000,000 including the surrender of the Class A Units previously purchased by Holdings.

The Class B Units are not registered.

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

ITEM 6. EXHIBITS

(a) Exhibits

EXHIBIT INDEX

EXHIBIT NUMBER
2.1	Purchase and Sale Agreement, dated as of December 24, 2003, by and among Colony Resorts LVH Acquisitions, LLC, LVH Corporation and Park Place Entertainment Corporation*

3.1	Articles of Organization, dated as of December 18, 2003, for Colony Resorts LVH Acquisitions, LLC*

3.2	Operating Agreement, dated as of December 22, 2003, for Colony Resorts LVH Acquisitions, LLC*

3.3	Amended and Restated Operating Agreement, dated June 18, 2004, for Colony Resorts LVH Acquisitions, LLC+

3.4	Amendment No. 1 to the Amended and Restated Operating Agreement, dated July 23, 2004, for Colony Resorts LVH Acquisitions, LLC****

3.5	Amendment to Articles of Organization, dated June 25, 2004, for Colony Resorts LVH Acquisitions, LLC*****

10.1	Deposit Escrow Agreement, dated as of December 24, 2003, by and among LVH Corporation, Colony Resorts LVH Acquisitions, LLC and Nevada Title Company*

10.2	Coinvestment Transfer Restriction Agreement, dated June 18, 2004, by and among Mr. Barrack, Mr. Ribis, Co-Investment Partners and Coinvestment VoteCo+

10.3	Transfer Restriction Agreement, dated June 18, 2004, by and among Mr. Barrack, Holdings and VoteCo+

10.4	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Rodolfo Prieto*

10.5	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser*

10.6	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Kenneth Ciancimino*

10.7	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Rodolfo Prieto*

10.8	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser*

10.9	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Kenneth Ciancimino*

10.10	Employment Agreement, dated as of May 17, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Gonzalo De Varona.***

10.11	Employment Agreement, dated as of April 12, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Stewart.***

10.12	Vice Chairman Agreement, dated June 18, 2004, between Colony Resorts LVH Acquisitions, LLC and Nicholas L. Ribis.****

10.13	Colony Resorts LVH Acquisitions, LLC 2004 Incentive Plan****

10.14	Loan Agreement, dated June 18, 2004, by and between Colony Resorts LVH Acquisition, LLC and Archon Financial, L.P.+

EXHIBIT NUMBER
10.15	Sale Right Agreement, dated June 18, 2004, by and among Colony Resorts LVH Acquisitions, LLC, Colony Resorts LVH Holdings, LLC, Colony Resorts LVH Coinvestment Voteco, LLC, Colony Resorts LVH Voteco, LLC and Colony Resorts LVH Co-Investment Partners, L.P.****

10.16	Services Agreement, dated June 18, 2004, between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel and Casino, Inc.****

10.17	Joint Marketing Agreement, by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc.****

10.18	Joint Services Agreement, by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc.****

10.19	Employment Agreement, dated as of May 11, 2003, between LVH Corporation and Thomas Page.****

10.20	Addendum to Employment Agreement, dated as of June 22, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Thomas Page.****

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Form 10, filed March 15, 2004 (File Number 0-50635).
**	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 10, filed April 26, 2004 (File Number 0-50635).
***	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Form 10, filed June 17, 2004 (File Number 0-50635).
+	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed June 28, 2004 (File Number 0-50635).
****	Incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to Form 10 filed August 13, 2004 (File Number 0-50635).
*****	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 23, 2004 (File Number 0-50635).

(b) Reports on Form 8-K

On June 30, 2004, the Company filed an 8-K under Items 2 and 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONY RESORTS LVH ACQUISITIONS, LLC

September 8, 2004	By:	/s/ Rodolfo Prieto
Rodolfo Prieto
Chief Executive Officer and General Manager

September 8, 2004	By:	/s/ Robert Schaffhauser
Robert Schaffhauser
Executive Vice President of Finance