Form 10-Q
period 2004-09-30
COLONY RESORTS LVH ACQUISITIONS LLC
filed 2004-11-15
CIK 1282607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50635

For the quarterly period ended September 30, 2004

COLONY RESORTS LVH ACQUISITIONS, LLC

(Exact Name of Registrant as Specified in its Charter)

NEVADA	41-2120123
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

3000 PARADISE ROAD
LAS VEGAS, NEVADA	89109
(Address of Principal Executive Offices)	(Zip Code)

310-282-8820

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of November 12, 2004, there were 0.90 Class A Membership Units held by Colony Resorts LVH Coinvestment Voteco, LLC and 0.60 Class A Membership Units held by Colony Resorts LVH VoteCo, LLC.

Colony Resorts LVH Acquisitions, LLC

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED BALANCE SHEETS (In thousands)

	September 30, 2004	December 31, 2003
Assets
CURRENT ASSETS:
Cash and equivalents	$17,035	$—
Restricted cash	2,504	—
Accounts receivable, net	13,246	—
Inventories	3,078	—
Prepaid expenses and other current assets	5,711	—

Total current assets	41,574	—
PROPERTY AND EQUIPMENT, net	296,680	—
RESTRICTED CASH	26,000	15,000
OTHER ASSETS, NET	4,920	1,950

Total assets	$369,174	$16,950

Liabilities and members’ equity
CURRENT LIABILITIES:
Accounts payable	$3,463	$—
Due to affiliate	—	17,362
Accrued expenses	29,614	—

Total current liabilities	33,077	17,362
TERM LOAN	200,000	—

Total liabilities	233,077	17,362

COMMITMENTS AND CONTINGENCIES
REDEEMABLE MEMBERS’ EQUITY	60,000	—
MEMBERS’ EQUITY	76,097	(412)

Total liabilities and members’ equity	$369,174	$16,950

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS (In thousands, except unit data)

		PREDECESSOR INFORMATION
	For the three months ended September 30, 2004	For the three months ended September 30, 2003
Revenues:
Casino	$23,738	$19,356
Rooms	19,339	18,439
Food and beverage	12,665	13,958
Other revenue	3,967	4,807

Total revenue	59,709	56,560
Less: promotional allowances	(6,025)	(5,398)

Net revenues	53,684	51,162
Expenses:
Casino	13,975	14,775
Rooms	5,872	6,489
Food and beverage	13,360	12,094
Other expense	3,115	3,093
General & administrative	16,592	16,645
Depreciation & amortization	1,965	4,491
Management fee to parent	—	1,575

	54,879	59,162

Operating loss	(1,195)	(8,000)
Interest expense	(4,270)	—

Net loss	$(5,465)	$(8,000)

Net loss allocation
Allocable to Class A	$—
Allocable to Class B	$(5,465)
Basic weighted average Class A membership units outstanding	1.50
Basic weighted average Class B membership units outstanding	1,500,000.00
Diluted weighted average membership units outstanding	1,500,001.50
Net loss per Class A membership unit-basic	$(3.64)
Net loss per Class B membership unit-basic	$(3.64)
Per membership unit-diluted	$(3.64)

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS (In thousands, except unit data)

		PREDECESSOR INFORMATION
	For the nine months ended September 30, 2004	For the period from January 1, 2004 through June 17, 2004	For the nine months ended September 30, 2003
Revenues:
Casino	$25,606	$38,471	$55,248
Rooms	22,214	47,626	62,116
Food and beverage	14,609	31,412	43,361
Other revenue	4,386	10,382	14,227

Total revenue	66,815	127,891	174,952
Less: promotional allowances	(6,725)	(10,695)	(15,440)

Net revenues	60,090	117,196	159,512
Expenses:
Casino	15,458	25,796	40,283
Rooms	6,916	12,738	19,284
Food and beverage	15,114	24,932	36,924
Other expense	3,410	5,021	8,616
General & administrative	19,233	30,295	47,791
Depreciation & amortization	2,226	8,741	13,615
Pre-opening expenses	6,325	—	—
Management fee to parent	—	3,567	4,905

	68,682	111,090	171,418

Operating (loss) income	(8,592)	6,106	(11,906)
Interest expense	(4,898)	—	—

Net (loss) income	$(13,490)	$6,106	$(11,906)

Net loss allocation
Allocable to Class A	$—
Allocable to Class B	$(13,490)
Basic weighted average Class A membership units outstanding	1.50
Basic weighted average Class B membership units outstanding	1,500,000.00
Diluted weighted average membership units outstanding	1,500,001.50
Net loss per Class A membership unit-basic	$(8.99)
Net loss per Class B membership unit-basic	$(8.99)
Per membership unit-diluted	$(8.99)

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENT OF MEMBERS’ EQUITY (In thousands)

	Capital Contribution	Accumulated Deficit	Total Members’ Deficit
Balance, December 18, 2003	$—	$—	$—
Net loss	—	(412)	(412)

Balance, December 31, 2003	—	(412)	(412)
Contributions from members	90,000	—	90,000
Net loss	—	(13,490)	(13,490)

Balance, September 30, 2004	$90,000	$(13,902)	$76,098

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS (In thousands)

		PREDECESSOR INFORMATION
	For the nine months ended September 30, 2004	For the period from January 1, 2004 through June 17, 2004	For the nine months ended September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income	$(13,490)	$6,106	$(11,906)

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:

Depreciation and amortization	2,607	8,741	13,615
Provision for bad debts	—	(375)	(1,782)
Other	—	32	237
Change in working capital components:
Net increase in restricted cash	(2,504)	—	—
Net (increase) decrease in accounts receivable	(2,619)	12,021	(2,218)
Net (increase) decrease in inventories, prepaid expenses and other current assets	(8,439)	(1,228)	(643)
Net increase (decrease) in accounts payable and accrued expenses	5,532	(18,945)	3,228

Net cash (used in) provided by operating activities	(18,913)	6,352	531

CASH FLOWS USED IN INVESTING ACTIVITIES:

Additions to property and equipment	(5,218)	(2,998)	(7,482)
Payment for purchase of LVH assets, net of cash acquired	(276,901)	—	—
Increase in restricted cash	(11,000)	—	—

Net cash used in investing activities	(293,119)	(2,998)	(7,482)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

Proceeds from term loan	200,000	—	—
Proceeds from members’ equity	72,637	—	—
Proceeds from redeemable members’ equity	60,000	—	—
Increase in debt issuance cost	(3,570)	—	—
Change in due to affiliated companies	—	(6,139)	2,868

Net cash provided by (used in) financing activities	329,067	(6,139)	2,868

Increase (decrease) in cash and equivalents	17,035	(2,785)	(4,083)

Cash and equivalents at beginning of period	—	12,734	15,250

Cash and equivalents at end of period	$17,035	$9,949	$11,167

Non-cash financing activity:

Conversion of advances from affiliates to members’ equity	$17,363	$—	$—

Cash paid for interest	$3,073	$—	$—

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Colony Resorts LVH Acquisitions, LLC, a Nevada limited liability company (the “Company”), was formed at the direction of Colony Investors VI, L.P., a Delaware limited partnership (“Colony VI”) and an affiliate of Colony Capital, LLC (“Colony Capital”), under the laws of the State of Nevada on December 18, 2003. Pursuant to the Company’s Amended and Restated Operating Agreement, dated June 18, 2004 (the “Operating Agreement”), the Company will continue in existence perpetually. Members of the Company, however, may terminate the Operating Agreement and dissolve the Company at any time.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine-month period ended September 30, 2004, are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003, included in the Company’s Post-Effective Amendment No. 2 to Form 10 Registration Statement filed August 13, 2004 (File No. 000-50635) (the “Form 10”). Pursuant to Rule 302, the registrant has included statements of operations and cash flows of the predecessor for the three and nine months ended September 30, 2003 and the period from January 1, 2004 through June 17, 2004.

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

2. THE ACQUISITION

On June 18, 2004, the Company completed the Acquisition of substantially all of the assets and assumed certain liabilities of LVH for $291 million in cash, which includes the purchase price of $280 million, a working capital adjustment of $6 million and professional fees and other expenses related to the acquisition of $5 million. The purchase and sale agreement dated December 24, 2003 included a provision whereby the purchase price of $280 million was subject to adjustment related to the working capital of LVH. The working capital adjustment of $6 million was determined based upon the preliminary closing balance sheet as of May 31, 2004. The final working capital adjustment was determined based upon the June 17, 2004 closing balance sheet. The working capital adjustment was finalized in the quarter ended September 30, 2004 and was determined to be $6.7 million. The Company paid an additional $741,000 to Caesars in October 2004. The transaction was accounted for as a purchase and, accordingly, the purchase price and working capital adjustment were allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of Acquisition. The estimated fair values of property were based upon third-party valuations. The Company is still in the process of evaluating these valuations in determining its final purchase price allocation. The Company funded the Acquisition through the issuance of $150 million of membership units (further discussed in Note 9) and $200 million of long-term debt (as further discussed in Note 7).

The following unaudited proforma financial information for the Company has been prepared assuming the acquisition had occurred on the first day of the nine-month period ended September 30, 2004:

(in thousands, except unit data)

Nine months ended September 30, 2004
Net revenues	$177,275
Net loss	$(7,862)
Net loss per Class A membership, unit-basis	$(5.24)
Net loss per Class B membership, unit-basis	$(5.24)
Per membership, unit-diluted	$(5.24)

The unaudited proforma financial information for the nine months ended September 30, 2003 has not been presented. Management does not believe that such information would be meaningful since the Company was not formed until December 18, 2003.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities not in excess of 90 days.

Restricted Cash

The Company has on deposit $28,504,000 in various escrow accounts as of September 30, 2004, of which $26,000,000 is to be used for renovation projects and the remaining amounts are held for debt service and property taxes.

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

Deferred Financing Costs

Deferred financing costs of $4.9 million relate to the Company’s financing of the Acquisition. The Company has commenced amortization of these costs since the closing of the Acquisition using the effective interest method. Amortization expense for the quarter ended September 30, 2004 was $279,000.

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

Advertising Costs

Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program. Direct-response advertising consists primarily of mailing costs associated with the direct-mail programs. Advertising costs that were expensed during the three and nine month periods ended September 30, 2004 were $1,645,000 and $1,894,000 respectively.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of short-term investments and receivables. The short-term investments (including restricted cash equivalents) are placed with a high credit quality financial institutions, which invests primarily in money market funds.

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

The diluted loss per membership unit includes the effect of the assumed conversion of the Class B Membership Units into Class A Membership Units at a 1:1 ratio. The .182 options to purchase Class A Membership Units and 181,667 options to purchase Class B Membership Units have been excluded from the diluted loss per membership unit calculation because the assumed conversion of these options would be anti-dilutive.

2004 Incentive Plan

In connection with the closing of the Acquisition, the Company’s board and members approved the Company’s 2004 Incentive Plan (the “Plan”). As of June 18, 2004, the Company had a total of .182 Class A Units and 181,667 Class B units reserved for issuance under the Plan.

Subsequent to the closing of the Acquisition, the Company granted .182 options of Class A Units and 181,667 options of Class B Units to certain executives, in accordance with the Plan. The options have a 10 year life, vest over three to five years and are valued at $100 per unit in both classes.

The Company accounts for stock-based compensation, including employee stock option plans, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and the Financial Accounting Standards Board’s Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25.” Had the Company accounted for these plans under the fair value method allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), the Company’s net loss and loss per membership unit would have been reduced to recognize the fair value of employee membership unit options.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following are required disclosures under SFAS 123 and SFAS 148:

	Class A Membership Units		Class B Membership Units
	Three months ended September 30, 2004	Nine months ended September 30, 2004	Three months ended September 30, 2004	Nine months ended September 30, 2004
Net loss	$5,465	$13,490	$5,465	$13,490
As reported Stock-based compensation cost	829	829	829	829

Pro-forma	$6,294	$14,319	$6,294	$14,319

Basic loss per membership unit	$3.64	$8.99	$3.64	$8.99
As reported Stock-based compensation cost	.56	.56	.56	.56

Pro-forma	$4.20	$9.55	$4.20	$9.55

Diluted loss per membership	$3.64	$8.99	—	—
As reported Stock-based compensation cost	.56	.56	—	—

Pro-forma	$4.20	$9.55	—	—

Accounting for Derivative Instruments and Hedging Activities

The Company uses interest rate caps to assist in managing interest incurred on its long-term debt. The difference between amounts received and amounts paid under such agreement, as well as any costs or fees, is recorded as a reduction of, or addition to, interest expense as incurred over the life of the interest rate cap.

4. ACCOUNTS RECEIVABLE

Components of accounts receivable were as follows (in thousands):

September 30, 2004
Casino	$8,119
Hotel	7,853
Other	537

16,509
Less: Allowance for doubtful accounts and discounts	(3,263)

$13,246

5. PROPERTY AND EQUIPMENT, NET

Components of property and equipment were as follows (in thousands):

September 30, 2004
Land and land improvements	$153,982

Building and improvements	107,068

Furniture, fixtures and equipment	37,762

298,812
Less: accumulated depreciation	(2,132)

$296,680

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

6. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (in thousands):

September 30, 2004
Customer deposits	$4,034

Payroll and related	9,175

Taxes and licenses	2,098

Casino	5,876

Interest	1,377

Utilities	1,607

Other	5,447

$29,614

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

8. REDEEMABLE MEMBERS’ EQUITY

In connection with the closing of the Acquisition, the Company, Voteco, Coinvestment Voteco, Co-Investment Partners and Holdings entered into a Sale Right Agreement, dated June 18, 2004 (the “Sale Right Agreement”). Pursuant to the terms of Co-Investment Partners’ partnership agreement, at any time after May 23, 2008, Whitehall (a limited partner in Co-Investment Partners and an affiliate of Goldman Sachs & Co. and Archon Financial, L.P., the lender under the Goldman Term Loan) has the right to request that Co-Investment Partners purchase all of Whitehall’s interest in Co-Investment Partners at a purchase price determined by Whitehall. Pursuant to the Sale Right Agreement, upon receiving notice from Whitehall that it has exercised the sale right above the Company must, within forty-five days elect to either (i) purchase Whitehall’s interest in Co-investment Partners or (ii) sell the Company in its entirety. If the Company elects not to purchase Whitehall’s interest, it must appoint Goldman Sachs & Co. as its sole and exclusive agent for a period of one year to seek to sell the Company at a price extrapolated from the price Whitehall established for its interest in Co-Investment Partners. In addition, on June 18, 2010, if the Company has not been sold pursuant to sale right above or otherwise, the Company shall appoint Goldman Sachs & Co. as its sole agent to seek to sell the Company at the best price obtainable. For purposes of the statement presentation and the diluted membership unit calculation, it is assumed that the redemption of Whitehall’s interest or sale of the property will be consummated at fair value.

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

As of September 30, 2004, VoteCo owns 0.60 Class A Units and Coinvestment Voteco owns 0.90 Class A Units. In addition, as of September 30, 2004, Holdings owns 600,000 Class B Units and Co-Investment Partners owns 900,000 Class B Units. Prior to the closing of the Acquisition, the Company executed the Operating Agreement. Pursuant to the Operating Agreement, holders of Class A Units are entitled to one vote per unit in all matters to be voted on by voting members of the Company. Holders of Class B units are not entitled to vote, except as otherwise expressly required by law.

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

At the time of the closing of the Acquisition, the Company executed: (1) a Transfer Restriction Agreement by and among Thomas J. Barrack, Jr. (“Barrack”), Nicholas L. Ribis (“Ribis”), Co-Investment Partners and Coinvestment VoteCo (the “Coinvestment Transfer Restriction Agreement”) and (2) a Transfer Restriction Agreement by and among Mr. Barrack, VoteCo and Holdings (the “VoteCo Transfer Restriction Agreement”).

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

The Company entered into a Joint Services Agreement and Joint Marketing Agreement with Resorts International Hotel, Inc. (“Resorts”) an affiliate of the Company (through common ownership) on June 18, 2004. These agreements provide for an initial term of three years with automatic one year renewal periods. The agreements provide that the Company and Resorts will cooperatively develop and implement joint service and marketing programs.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

11. COMMITMENTS AND CONTINGENCIES

Employment and Services Agreements

The Company has entered into a Vice Chairman’s agreement or employment agreements, as amended, with several executives. The employment agreements have initial terms of six months to five years and some are subject to one-year extensions. These agreements provide that the executives will receive a base salary with either mandatory increases or annual adjustments and annual bonus payments.

In addition, under the Vice Chairman’s agreement, the Company granted the Vice Chairman an option to purchase 0.125 Class A and 125,000 Class B membership units. The employment agreements provide that the Company grant certain executives options to purchase the Company’s Class A Units and Class B Units that are issued and outstanding as of the date on which the Acquisition was completed. The Options were granted under the 2004 Incentive Plan adopted by the Company. Depending on the terms of the employment agreement, executives were granted options to purchase 0.5% to 7.5% of the Membership Units. Hilton License Agreement.

Concurrently with the closing of the Acquisition, the Company entered into a License Agreement pursuant to which the Company licenses from Hilton Inns, Inc. (“Hilton”) the right to use the mark “Hilton” and is part of Hilton’s reservation system and Hilton’s “HHonors Program(TM)”. The License Agreement commenced on the date of the closing of the Acquisition and expires on December 31, 2008. During the term of the License Agreement, the Company is required to pay Hilton an annual fee of $2,000,000 plus 1% of the Hotel’s gross room revenue to fund national and regional group advertising and sales and business promotion efforts by Hilton.

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

Litigation

The Company is not a party to any material litigation and, it is not aware of any action, suit or proceedings against it that has been threatened by any person.

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

Overview

Prior to June 18, 2004 Colony Resorts LVH Acquisitions, LLC (“the Company”), conducted no business other than in connection with the execution of a Purchase and Sale Agreement (as defined below), relating to the acquisition of substantially all of the assets and certain liabilities of LVH Corporation, a Nevada corporation (“LVH”) (the “Acquisition”). LVH is a wholly-owned subsidiary of Caesars Entertainment, Inc., formerly Park Place Entertainment Corporation (“Caesars”) that prior to the Acquisition, operated the Las Vegas Hilton, a casino resort located in Las Vegas, Nevada (the “Property”).

Pursuant to the terms of the Purchase and Sale Agreement, the Company purchased substantially all of the assets and assumed certain liabilities of LVH. The Acquisition closed on June 18, 2004. Since June 18, 2004, the Company has owned and operated the Property and accordingly has a limited operating history. Therefore, the discussion of operations herein focuses on events and the revenues and expenses during the nine months ended September 30, 2004 as if there was no change in ownership of the Property on June 18, 2004 compared to the historical operations of the Property for the nine months end September 30, 2003. The discussion of operations for the three month period ended September 30, 2004 and 2003 compares the operations of the Property as operated by the Company to Caesars during the respective periods of ownership.

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

Results of Operations

The following discussion presents an analysis of the results of operations for the three and nine months ended September 30, 2004 and 2003 of the Property.

Comparison of three months ended September 30, 2004 with September 30, 2003

Total net revenues increased $2,522,000 or 5%, to $53,684,000 for the 3 months ended September 30, 2004 compared to $51,162,000 for the 3 months ended September 30, 2003, as described below.

For the Three Months Ended September 30

(dollars in thousands)

NET REVENUES:
	2004	2003	% CHANGE
Casino	$23,738	$19,356	23%
Rooms	19,339	18,439	5%
Food and beverage	12,665	13,958	(9)%
Other	3,967	4,807	(18)%

	59,709	56,560	6%
Less – promotional allowance	(6,025)	(5,398)	12%

Total net revenues	$53,684	$51,162	5%

Casino

Casino revenues increased $4,382,000, or 23%, to $23,738,000 for the three months ended September 30, 2004, compared to $19,356,000 for the three months ended September 30, 2003. The increase in casino revenue was primarily attributable to increased casino volume of 10.1% while table hold and slot win were relatively unchanged. Table drop and slot handle increased 27.7% and 6.3% respectively, while table hold was down 1.3% and slot win was down 0.8%. The increase in casino volume is primarily attributable to marketing to new players with an emphasis on casino events and promotions.

Rooms

Room revenues increased $900,000, or 5%, to $19,339,000 for the three months ended September 30, 2004 compared to $18,439,000 recorded for the three months ended September 30, 2003. Room revenue increased, despite a decrease in occupancy, as a result of an increase in the average daily rate. The average daily rate increased $7.98 to $84.18 for the three months ended September 30, 2004 from $76.21 for the three months ended September 30, 2003. The increase is attributed to an increase in the rate for convention related business. The decrease in occupancy at the Property was a result of a decrease in leisure visitation.

Food and Beverage

Food and beverage revenues decreased $1,293,000, or 9%, to $12,665,000 for the three months ended September 30, 2004 compared to $13,958,000 for the three months ended September 30, 2003. The decrease was primarily due to a decrease in banquet and casual dining restaurant revenue which was the result of a decrease in leisure related business.

Other

Other revenue includes retail sales, entertainment sales, telephone and other miscellaneous income. Other revenue decreased $840,000, or 18%to $3,967,000 for the three months ended September 30, 2004 from $4,807,000 for the three months ended September 30, 2003. The decrease in other revenue during the period was primarily due to a decrease in retail revenue.

Promotional allowances increased $627,000, or 12%, to $6,025,000 for the three months ended September 30, 2004 compared to $5,398,000 for the three months ended September 30, 2003. The increase is attributed to the increase incentives given to casino guest to entice play at the Property.

Operating Expenses

Operating Expenses:

	2004	2003	% CHANGE
Casino	$13,975	$14,775	(6)%
Rooms	5,872	6,489	(10)%
Food and beverage	13,360	12,094	11%
General & Administrative	16,592	18,220	(9)%
Other	3,115	3,093	1%
Depreciation & Amortization	1,965	4,491	(56)%

Total	$54,879	$59,162	(7)%

Operating expenses were $54,879,000 for the three months ended September 30, 2004, representing a decrease of $4,283,000 million, or 7%, compared to $59,162,000 for the three months ended September 30, 2003. The decrease in operating expenses was primarily attributable to the decrease in general & administrative expenses and depreciation & amortization.

The reduction in general & administrative expenses is directly related to the elimination of the management fee and certain corporate allocations that were charged to the Property from Caesars during the three months ended September 30, 2003 that are no longer incurred as a result of the Acquisition. The reduction in depreciation is the result of the sale of the Property as assets were revalued with a significant amount of the asset valuation recorded as land which was previously recorded as building and improvements.

The decrease in casino and rooms expenses is primarily due to a reduction in certain marketing expenses, offset by increases in salary and wages.

The increase in food and beverage expense is primarily due to an increase in food cost as a result of the Acquisition, as the Property no longer benefits from certain services and corporate discounts previously received through Caesars.

Comparison of nine months ended September 30, 2004 with September 30, 2003

Total net revenue increased $17,774,000 or 11%, to $177,286,000 for the 9 months ended September 30, 2004 compared to $159,512,000 for the 9 months ended September 30, 2003, as described below:

Nine Months Ended September 30

(dollars in thousands)

NET REVENUES:

	2004	2003	% CHANGE
Casino	$64,077	$55,248	16%
Rooms	69,840	62,116	12%
Food and beverage	46,021	43,361	6%
Other	14,768	14,227	4%

	194,706	174,952	11%
Less – promotional allowance	(17,420)	(15,440)	13%

Total Net Revenues	$177,286	$159,512	11%

Casino

Casino revenues increased $8,829,000, or 16%, to $64,077,000 for the nine months ended September 30, 2004, compared to $55,248,000 for the nine months ended September 30, 2003. An increase in gaming volume primarily in table games and slots contributed to the increase in casino revenues. The table hold and slot win percentages, did not change significantly. Table games volume increased approximately 11.4% and slot volume increased 4.9% for the nine months ended September 30, 2004 compared to the same period in the prior year. Table games hold percentage increased 1.8% to 14.6 percent for the nine months ended September 2004 from 12.9 percent for the nine months ended September 30, 2003. The slot win percentage was relatively flat for the period ended September 30, 2004 compared to the period ended September 30, 2003. The increase in the casino volume is primarily due to increased visitation at the Property from conventions and the Company’s focus on marketing efforts (after the Acquisition) to attract new players to the Property.

Rooms

Room revenues increased $7,724,000, or 12%, to $69,840,000 for the nine months ended September 30, 2004 compared to $62,116,000 for the nine months ended September 30, 2003. The increase was primarily attributed to an increase in the average daily rate, the occupancy percentage was relatively unchanged at 88.9 percent for the nine months ended September 30, 2004 compared to 88.1 percent for the nine months ended September 30, 2003. The average daily rate increased $10.64 to $97.95 for the nine months ended September 30, 2004 from $87.31 for the nine months ended September 30,2003. The increase in the average daily rate is primarily due to an increase in the rate for convention related business.

Food and Beverage

Food and beverage revenues increased $2,660,000 or 6%, to $46,021,000 for the nine months ended September 30, 2004 compared to $43,361,000 for the nine months ended September 30, 2003. The increase is primarily due to an increase in banquet and casual dining restaurant revenue which is the result of increased convention related business during the first part of the year.

Other

Other revenue includes retail sales, entertainment sales, telephone and other miscellaneous income. Other revenue increased $541,000 or 4%, to $14,768,000 for the nine months ended September 30, 2004 as compared to $14,227,000 for the nine months ended September 30, 2003. Other revenue had increased during the period due to the renegotiating of tenant leases and an increase in convention space rental. However, much of the increase was offset by a decrease in the retail revenue.

Operating Expenses:

	2004	2003	% CHANGE
Casino	$41,254	$40,283	2%
Rooms	19,654	19,284	2%
Food and beverage	40,046	36,924	8%
General & Administrative	53,096	52,696	1%
Other	8,431	8,616	(2)%
Depreciation & Amortization	10,967	13,615	(20)%
Pre-Opening	6,325	—	100%

Total	$179,773	$171,418	5%

Operating expenses (including pre-opening expenses) increased $8,355,000 million, or 5%, to $179,773,000 for the nine months ended September 30, 2004 compared to $171,418,000 for the nine months ended September 30, 2003. The increase in operating expenses was primarily attributable to the pre-opening expenses incurred by the Company prior to the Acquisition of the Property. Pre-opening expenses include payroll, professional services and other general and administrative expenses related to the Acquisition.

Excluding the pre-opening expenses, operating expenses were $173,448,000 or an increase of $2,030,000. The increase was primarily attributable to an increase in Casino, Rooms and Food and Beverage expenses as a direct result of increased business at the Property and wage increases compared to the corresponding prior period. The increase however is offset by a reduction in depreciation and amortization of $2,648,000 which is the result of the sale of the property as assets were revalued with a significant amount of the asset valuation recorded as land from building and improvements.

Financial Condition

Liquidity

As of September 30, 2004, the Company had cash and equivalents of $17,136,000 of which $2,504,000 was cash in the casino used to fund daily operations.

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

Critical Accounting Policies

A summary of the Company’s significant accounting policies can be found in Note 3 to financial statements included within this Form 10Q. The Company’s preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant among those estimates are the useful lives and potential impairment of long-term assets, such as buildings and equipment and the adequacy of the Company’s allowance for uncollectible receivables. These estimated amounts are based on management of the Company’s best judgments using both historical information and known trends of the Property, the City of Las Vegas and the gaming industry. Because of the uncertainty inherent in any estimate, it is likely that the actual results will differ from the initial estimates, and the differences could be material.

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

Pursuant to the terms of the Term Loan, the Company purchased an interest rate cap with a LIBOR strike rate of 5% for the first two years of the Term Loan and an interest rate cap with a LIBOR strike rate of 6% for any extension periods; therefore, a hypothetical increase in LIBOR of 100 basis points from the rates in effect on the date of this Form 10-Q would not cause the interest payments on the Term Loan to increase significantly. The Company does not currently anticipate a sudden change in LIBOR during the term of the Term Loan.

The Company does not have any significant foreign currency exchange rate risk or commodity price risk and it does not currently trade any market sensitive instruments.

ITEM 4. CONTROLS AND PROCEDURES

Prior to the closing of the Acquisition, the Company was a development stage company and as such, the management, under the supervision and with the participation of its Chief Executive Officer and Executive Vice President of Finance were developing a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) and performed an evaluation of the effectiveness of the design and operation of Company’s disclosure controls and procedures implemented at such time. Since the closing of the Acquisition, a system has been put in place that the Company’s management, including its Chief Executive Officer and Executive Vice President of Finance, believe include disclosure controls and procedures that are effective.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a) Exhibits

EXHIBIT INDEX

EXHIBIT NUMBER
2.1	Purchase and Sale Agreement, dated as of December 24, 2003, by and among Colony Resorts LVH Acquisitions, LLC, LVH Corporation and Park Place Entertainment Corporation*

3.1	Articles of Organization, dated as of December 18, 2003, for Colony Resorts LVH Acquisitions, LLC*

3.2	Operating Agreement, dated as of December 22, 2003, for Colony Resorts LVH Acquisitions, LLC*

3.3	Amended and Restated Operating Agreement, dated June 18, 2004, for Colony Resorts LVH Acquisitions, LLC+

3.4	Amendment No. 1 to the Amended and Restated Operating Agreement, dated July 23, 2004, for Colony Resorts LVH Acquisitions, LLC****

3.5	Amendment to Articles of Organization, dated June 25, 2004, for Colony Resorts LVH Acquisitions, LLC******

10.1	Deposit Escrow Agreement, dated as of December 24, 2003, by and among LVH Corporation, Colony Resorts LVH Acquisitions, LLC and Nevada Title Company*

10.2	Coinvestment Transfer Restriction Agreement, dated June 18, 2004, by and among Mr. Barrack, Mr. Ribis, Co-Investment Partners and Coinvestment VoteCo+

10.3	Transfer Restriction Agreement, dated June 18, 2004, by and among Mr. Barrack, Holdings and VoteCo+

10.4	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Rodolfo Prieto*

10.5	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser*

10.6	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Kenneth Ciancimino*

10.7	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Rodolfo Prieto*

10.8	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser*

10.9	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Kenneth Ciancimino*

10.10	Employment Agreement, dated as of May 17, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Gonzalo De Varona.***

10.11	Employment Agreement, dated as of April 12, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Stewart.***

10.12	Vice Chairman Agreement, dated June 18, 2004, between Colony Resorts LVH Acquisitions, LLC and Nicholas L. Ribis.****

10.13	Colony Resorts LVH Acquisitions, LLC 2004 Incentive Plan****

10.14	Loan Agreement, dated June 18, 2004, by and between Colony Resorts LVH Acquisition, LLC and Archon Financial, L.P.+

EXHIBIT NUMBER
10.15	Sale Right Agreement, dated June 18, 2004, by and among Colony Resorts LVH Acquisitions, LLC, Colony Resorts LVH Holdings, LLC, Colony Resorts LVH Coinvestment Voteco, LLC, Colony Resorts LVH Voteco, LLC and Colony Resorts LVH Co-Investment Partners, L.P.****

10.16	Services Agreement, dated June 18, 2004, between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel and Casino, Inc.****

10.17	Joint Marketing Agreement, by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc.****

10.18	Joint Services Agreement, by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc.****

10.19	Employment Agreement, dated as of May 11, 2003, between LVH Corporation and Thomas Page.****

10.20	Addendum to Employment Agreement, dated as of June 22, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Thomas Page.****

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Form 10, filed March 15, 2004 (File Number 0-50635).
**	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 10, filed April 26, 2004 (File Number 0-50635).
***	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Form 10, filed June 17, 2004 (File Number 0-50635).
+	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed June 28, 2004 (File Number 0-50635).
****	Incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to Form 10 filed August 13, 2004 (File Number 0-50635).
*****	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 23, 2004 (File Number 0-50635).
******	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q/A filed September 9, 2004 (File Number 0-50635).

(b) Reports on Form 8-K

On June 30, 2004, the Company filed an 8-K under Items 2 and 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONY RESORTS LVH ACQUISITIONS, LLC

November 15, 2004	By:	/s/ Rodolfo Prieto
Rodolfo Prieto
Chief Executive Officer and General Manager

November 15, 2004	By:	/s/ Robert Schaffhauser
Robert Schaffhauser
Executive Vice President of Finance