Form 10-K
period 2004-12-31
COLONY RESORTS LVH ACQUISITIONS LLC
filed 2005-03-31
CIK 1282607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Transition Period From                      To

Commission File Number 000-50635

COLONY RESORTS LVH ACQUISITIONS, LLC

(Exact name of registration as specified in its charter)

Nevada	41-2120123
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3000 Paradise Road Las Vegas, Nevada	89109
(Address of principal offices)	(Zip Code)

Registrant’s telephone number, including Area Code (702) 732-5111

Securities registered pursuant to Section 12(b) of the Act: None

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: Class A Membership Units

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months; and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

The aggregate market value of voting stock held by nonaffiliates of registrant as of June 30, 2004 was $0. As of March 30, 2004, there were 0.90 Class A Membership Units held by Colony Resorts LVH Coinvestment Voteco, LLC and 0.60 Class A Membership Units held by Colony Resorts LVH Voteco, LLC.

Colony Resorts LVH Acquisitions, LLC

Special Note Regarding Forward-Looking Statements

Certain statements in this section, and elsewhere in this Annual Report on Form 10-K (as well as information included in oral statements or other written statements made or to be made by the Company) constitute “forward-looking statements.” Such forward-looking statements include the discussions of the business strategies of the Company and expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, in certain portions of this Annual Report on Form 10-K, the words: “anticipates”, “believes”, “estimates”, “seeks”, “expects”, “plans”, “intends” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among increased competition and other planned construction in Las Vegas, including the expected opening of the Wynn Resort on the site of the former Desert Inn and increases in meeting and convention space, the completion of infrastructure projects in Las Vegas, government regulation of the casino industry, including gaming license approvals and regulation in foreign jurisdictions, the legalization of gaming in certain jurisdictions, such as Native American reservations in the States of California and New York and regulation of gaming on the Internet, leverage and debt service (including sensitivity to fluctuations in interest rates and other capital markets trends), uncertainty of casino spending and vacationing at casino resorts in Las Vegas, disruptions or reductions in travel to Las Vegas due to terrorist acts, the situation in Iraq and any future terrorist incidents, outbreaks of SARS illness in the Company’s market areas, new taxes or changes to existing tax rates, fluctuations in occupancy rates and average daily room rates in Las Vegas, demand for all-suites rooms, the popularity of Las Vegas as a convention and trade show destination, insurance risks, including the risk that the Company has not obtained sufficient coverage against acts of terrorism or will only be able to obtain additional coverage at significantly increased rates, litigation risks, and general economic and business conditions which may impact levels of disposable income, consumer spending and pricing of hotel rooms.

PART I

ITEM 1.— BUSINESS

General

Colony Resorts LVH Acquisitions, LLC, a Nevada limited liability company (the “Company”), was formed, under the laws of the State of Nevada on December 18, 2003. The Company owns and operates the Las Vegas Hilton, a casino resort located in Las Vegas, Nevada (the “Hotel”). The Company does not currently have any subsidiaries.

The Company, LVH Corporation (“LVH”) and Caesars Entertainment, Inc. (“Caesars”) entered into a Purchase and Sale Agreement, dated as of December 24, 2003 (the “Purchase and Sale Agreement”). Pursuant to the Purchase and Sale Agreement, subject to the satisfaction or waiver of certain conditions to the obligations of the parties under the Purchase and Sale Agreement, the Company acquired substantially all of the assets, including the real property, on which the Hotel is situated and related parcels of land and all buildings, structures and fixtures on such land, all furniture and equipment used in connection with the operation of the Hotel, and all cash held by LVH as of the closing of the transaction, and certain liabilities of LVH (the “Acquisition”), for a purchase price of $280 million, subject to certain adjustments for proration items and working capital. On June 18, 2004, the Acquisition was consummated and the Company continued certain of the current operations of LVH.

Prior to the completion of the Acquisition on June 18, 2004, the Company conducted no business other than in connection with the Purchase and Sale Agreement.

The Company does not have an ongoing relationship with LVH or Caesars except for customary, surviving provisions in the Purchase and Sale Agreement. Certain terms of the Purchase and Sale Agreement survive the closing of the Purchase and Sale Agreement, including the representations and warranties of each party which generally survived for a period of 270 days post-closing. In addition, certain covenants including the obligation to keep information confidential survive the closing. The other covenants survive in accordance with their respective terms which are set forth in the Purchase and Sale Agreement.

The Company was approved by the Nevada Gaming Commission (the “Nevada Commission”), upon the recommendation of the Nevada Gaming Control Board (the “Nevada Board” and collectively with the Nevada Commission, the “Gaming Authorities”), as well as by the Clark County Liquor and Gaming Board (comprised of the Clark County Commissioners) (“Clark County”) prior to acquiring substantially all of the assets of LVH through the Acquisition.

The Company financed the Acquisition and paid related fees and expenses with (1) proceeds from the issuance Membership Units (the “Equity Financing”), which generated proceeds of $150 million in the aggregate and (2) a term loan in the amount of $200 million from Archon Financial, L.P., an affiliate of Goldman Sachs & Co. (the “Term Loan” and together with the Equity Financing, the “Acquisition Financing”). All of the assets acquired by the Company in the Acquisition, including the Hotel, are collateralized by the Term Loan.

Concurrently with the closing of the Acquisition, the Company entered into a License Agreement pursuant to which the Company licenses from Hilton, Inns, Inc. (“Hilton”) the right to use the name “Hilton” and is part of Hilton’s reservation system and Hilton’s “HHonors Programs ™.”

The Company was incorporated under the laws of Nevada in 2003. Its principal executive offices are located at 3000 Paradise Road, Las Vegas, Nevada 89109 and its telephone number is 702-732-5111. The Company’s website is www.lvhilton.com. The Company is a voluntary filer and files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public can obtain copies of these materials by visiting the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at www.sec.gov.

Property History

The Las Vegas Hilton Hotel and Casino is located one block east of the Las Vegas Strip (the “Strip”) on approximately fifty-nine acres of land between Paradise Road and Joe W. Brown Drive adjacent to the Las Vegas Convention Center. Originally developed in 1969, the Hotel was purchased by Hilton in 1971 and has been operated as a Hilton-branded hotel ever since. The Hotel historically catered primarily to the high-end gaming customer segment.

Since its opening, the Hotel has undergone numerous substantial expansions and renovations to its hotel and casino space. The original Hotel consisted of a central or “core” hotel tower with a North and East tower attached to it. Over the years, the East tower was expanded to its current size and the North tower was expanded twice to its current size. Expansions have also been made to the casino floor, including the 1997 addition of SpaceQuest – a 22,000 square feet themed-casino area that was developed in coordination with the ‘Star Trek: The Experience’ show, which is managed by Paramount Parks (“Paramount”).

The opening of new luxury upscale mega-resorts on the Strip during the 1990s resulted in increased competition for high-end and premium play gaming business. Due to the Hotel’s off-Strip location and intense competition from newer Strip assets, which offered customers a more updated package of rooms and amenities, the Hotel’s management decided to exit the premium gaming segment in 2000 and focus on the core convention and mid-level casino business.

The Hotel

The 30-story Las Vegas Hilton hotel tower has been a Hilton-branded hotel for over thirty years. The Hotel consists of approximately 2,650 standard rooms and 300 suites with the standard rooms ranging from 300 square feet to 500 square feet and suites beginning at 600 square feet. Other services offered to the guests include a business center, 24-hour room service and in-room high-speed data ports.

The Casino

The Casino features an approximately 74,000 square feet gaming area with approximately 1,340 slot machines and approximately fifty-nine table games. The casino offers customers with the latest slot machine games such as Monopoly™, Yahtzee™, Playboy™ and Wheel of Fortune™ under applicable agreements with the manufacturers of such slot machines. The Casino’s approximately 55 table games (excluding baccarat tables) include the traditional games of blackjack, craps, roulette and “Pai Gow Poker.”

The Casino is marketed to attract a broad base of patrons, using database-marketing techniques, slot clubs and traditional incentives such as reduced room rates and complimentary meals and suites. The Company offers “high roller” gaming customers premium suites and special hotel and casino services.

Race and Sports Book

The 30,000 square-foot SuperBook®, has the capability to broadcast more than 30 different sporting events from around the world at any given time. The SuperBook® features 40 projection screens and monitors and has a seating capacity for more than 400 guests.

Restaurants

The Hotel features twelve dining options with seating for approximately 1,800 customers, including the Mistral (French gourmet restaurant) and Benihana Village. The Hotel has six fine dining options with approximately 800 seats and six casual dining restaurants with approximately 1,000 seats. All the restaurants are owned or franchised by the Hotel, with the exception of Mistral and Vegas Subs, which are leased.

Entertainment

Show venues at the Hotel include the 1,600-seat Hilton Theater, the 300-seat Shimmer Cabaret and ‘Star Trek: The Experience’. The Hilton Theater has great historical relevance and has hosted performances by Elvis Presley, who performed at the Hotel from 1969 to 1976, and will feature a line-up in 2005 anchored by twenty performance weeks by Barry Manilow. The Shimmer Cabaret features comedian David Brenner six nights per week and also debuted the ‘Aussie Angels’ adult revue in late 2004. The Hotel also hosts ‘Star Trek: The Experience’, an approximately 65,000 square foot attraction featuring motion-based simulation rides, interactive video and virtual reality stations, dining and souvenir shops. This attraction was developed in collaboration with Paramount and is owned and managed by Paramount.

Convention/Meeting Areas

The Hotel is located adjacent to the Las Vegas Convention Center (“LVCC”), which has approximately 3.2 million square feet of total space, and features approximately three million square feet of exhibit space, and 243,950 square feet of net meeting room space, accommodating 144 meeting rooms with seating capacities from 20 to 12,000.

Additionally, the Hotel itself has approximately 200,000 square feet of total meeting space including the Hilton Center, the Hilton Pavilion and the Hilton Ballroom. The Hilton Center is comprised of the Conrad Room and the Barron Room – each a pillar-free area with a total of 70,000 square feet. Using a partition, two smaller rooms can be created seating up to a total of 8,900 people depending on the seating arrangement. The Hilton Ballroom and Hilton Pavilion, located adjacent to the Hilton Center, offer a combined 78,130 square feet of space for meetings and conferences. Additionally, there are fourteen conference rooms available for meetings, each with moveable partitions, two large Board Rooms and five Salon Suites. Based upon demand for meeting space, some hotel rooms can also be converted to hospitality suites.

Las Vegas Monorail Station

The Hotel has one of only seven existing stations linking the new four-mile monorail running from MGM Grand to the Sahara Hotel and Casino. The monorail began operations on July 15, 2004. The Hotel is currently the only property with a monorail station located directly at the front entrance to the property providing more convenient access to the monorail for its customers. Future plans for the monorail include extending it to downtown Las Vegas (Fremont Street), the McCarran Airport as well as to the west side of the Strip.

Other Amenities

Other amenities offered by the Hotel include an outdoor pool and recreation area with individual cabanas, an indoor/outdoor spa, fitness room, six championship tennis courts, three temperature spas, dry and wet sauna, the Cabana Bar and the Cabana Shop. Additionally, the Hotel has a Sports Zone Video Arcade and a retail area.

Business Strategy

The Company’s business strategy includes:

Capital Improvement Program. The Company has made significant capital improvements in the Hotel and casino since the Acquisition and continues to make additional investments as part of the overall capital improvement program (the “Program”). The most important elements of the Program include reconfiguration of the casino floor to open up more gaming areas, improve access and increase foot traffic through the casino. The Company anticipates spending approximately $22 million on renovations of the casino and public areas, $3 million on slot machines, and $3 million on a retail space build-out. Finally, it is currently anticipated that approximately $3 million will be spent renovating hotel rooms. Specific timing of the expenditures under the Program is uncertain, however the Company expects to complete the Program by the end of 2005. Expenditures under the Programs will be funded by $26 million of proceeds from the Term Loan and from operating cash flows.

These changes will provide incentive for visitors to stay in the casino longer and increase the number of visitors to the Hotel. In addition to the new casino design, the Company plans to remodel the bars, restaurants and the Hilton Theater.

Focus on Customer Service. The Company continues to emphasize the importance of creating a culture focused on customer service. Each employee is extensively trained in their respective functional area to respond immediately to customer needs. Customer satisfaction is a key basis of employee evaluation. The Company believes this promotes an environment in which all employees feel a sense of commitment to customer service and customers feel welcome and happy in the Hotel.

Increase in Convention Business. The Company will leverage its position as the world’s largest Hilton hotel with an outstanding convention facility, an experienced staff, and a convenient drive-in location adjacent to the Las Vegas Convention Center. The Company will highlight its highly experienced sales/service staff as they compete against all other convention properties. Emphasis will be on size, amenities and superior date availability. Differentiation from competition will occur through providing competitive amenities, quality and superior service at a better price point.

Targeted Customer Base. The Company plans to reengineer its customer databases to identify and target high margin repeat gaming customers, and to use sophisticated player tracking systems to award cash rebates or promotional allowances, such as complimentary rooms, food, beverage and entertainment to guests based on their level of profitability to the Company.

Invest in State-of-the-Art Slot Machines. The Company is committed to offering its customers the latest themed slot machines and gaming technology. The Company has spent $2 million in state-of-the-art slot machines in 2004 as part of its capital improvement project. The Company will continue to focus on the continual acquisition of this type of slot product as it believes it is critical to retaining mid-level slot players who are more knowledgeable and sophisticated than players in other gaming segments.

The Las Vegas Market

Las Vegas is one of the fastest-growing and largest entertainment markets in the country. Las Vegas hotel occupancy rates are among the highest of any major market in the United States. According to the Las Vegas Convention and Visitors Authority (the “LVCVA”), the number of visitors traveling to Las Vegas has increased at a steady and significant rate for the last ten years from 23.5 million visitors in 1993 to 37.3 million visitors in 2004, a compound annual growth rate of 4.2%. The 2004 increase in visitor volume was 5.2%. The LVCVA management believes that the growth in the Las Vegas market has been enhanced by a dedicated program of the LVCVA and major Las Vegas hotels to promote Las Vegas as an exciting vacation and convention site, most recently through its highly successful ‘What happens in Vegas stays in Vegas’ advertising campaign. The increased capacity of McCarran International Airport and the introduction of large, themed destination resorts in Las Vegas continue to support the growth rate.

Although visitation, demand and expectations may be impacted by international and domestic events and other factors and conditions, the Company expects hotel occupancy rates in Las Vegas to remain high as a result of the sustained growth in the number of visitors traveling to Las Vegas, despite several major hotel/casino expansions and an approximately 2,700 room resort being built on the site of the former Desert Inn.

Las Vegas as a Trade Show, Convention and Meeting Destination

In 2004, according to the LVCVA, Las Vegas was the most popular trade show destination (with a 25% market share of the Trade Show Week 200 Shows in terms of net square footage) and the fourth most popular convention destination in the United States. In 2004, the number of trade show and convention attendees had increased to 5.7 million and the amount spent by trade show and convention attendees was approximately $6.9 billion.

Trade shows are held for the purpose of getting sellers and buyers of products or services together in order to conduct business. Trade shows differ from conventions in that trade shows typically require substantial amounts of space for exhibition purposes and participant circulation. Conventions generally are gatherings of companies or groups that require less space for breakout meetings and general meetings of the overall group. Las Vegas offers trade shows and conventions a unique infrastructure for handling the world’s largest shows, including the concentration of 48,000 hotel rooms located on the Strip, three convention centers (the Expo Center, Mandalay Bay Convention Center, and the LVCC) with a total of approximately 6.9 million square feet of convention and exhibition space, convenient air service from major cities throughout the United States and other countries, and significant entertainment attractions. In addition to the Expo Center, Mandalay Bay Convention Center, and the LVCC, the MGM Grand Hotel and Casino has a conference and meeting facility of approximately 300,000 gross square feet, and the Mirage has a 100,000 gross square feet of meeting space. Mandalay Bay opened its 1.8 million square foot convention center during January 2003. The Company’s Management believes that Las Vegas will continue to evolve as the country’s preferred trade show and convention destination.

Expanding Hotel Market

During 2004, Las Vegas was among the most popular vacation destinations in the United States. Las Vegas has experienced a period of rapid hotel development with the number of hotel and motel rooms in Las Vegas increasing by 52.0% from 1993 through 2004, and is currently at 131,503. The Company expects that the concentration of quality themed casino hotels and resorts will increase visitor interest in Las Vegas as a business event and vacation destination, and, as a result, increase overall demand for hotel rooms, gaming and entertainment.

Growth of Las Vegas Retail Sector and Non-Gaming Revenue Expenditures

In order to draw additional visitors, an increasing number of destination resorts are developing non-gaming entertainment to complement their gaming activities. According to the LVCVA, gaming revenues have increased from $4.7 billion in 1993 to $7.8 billion in 2003 (a compound annual growth rate of 5.2%), and gaming revenues have further increased to $8.7 billion in 2004. Non-gaming tourist revenues increased from $10.3 billion to $32.8 billion over the same period (a compound annual growth rate of 8.1%). The newer, large themed Las Vegas destination resorts have been designed to capitalize on this growth by providing better quality hotel rooms at higher rates and by providing expanded shopping, dining and entertainment opportunities to their patrons in addition to gaming.

Infrastructure Improvement

Clark County and metropolitan Las Vegas have completed several infrastructure improvements to accommodate the increase in travel to Las Vegas by all modes of transportation. According to the LVCVA, in 2004 visitors to Las Vegas arrived by the following methods of transportation: 45% by air; 40% by auto; 8% by recreational vehicle and 7% by bus.

McCarran International Airport Expansion

During the past five years, the facilities of McCarran International Airport have been expanded to accommodate the increased number of airlines and passengers that it services. The number of passengers traveling through McCarran International Airport has increased from 36.3 million in 2003 to 41.4 million in 2004. Long-term expansion plans for McCarran International Airport provide for additional runway and related areas. An addition to the terminal is currently under construction and expected to be completed during 2006.

Customer Segmentation

The Company focuses its marketing efforts primarily on the convention segment, the mid-level casino segment and the leisure and tour and travel segment.

While convention and leisure customers come from all areas of the United States, historically, geographically, California provides the largest base of customers to the Hotel accounting for approximately 60% to 65% of total room nights, followed by Arizona with 5% of total room nights and Texas with 4% of total room nights. Accordingly, as a region, California has historically been critical to the property’s success both on the hotel and casino side of the business.

The convention business is the number one market segment for the Hotel, contributing 37%. The Hotel’s prominent location next to the Las Vegas Convention Center allows it to effectively target large convention groups, thereby increasing mid-week demand for available room nights.

The casino customers accounted for approximately 20% of total room nights. These customers represent the second most important market from a room night perspective for the Hotel after the convention business. The Hotel uses a reward program to track casino customers play and provides comps based on historical levels of play.

The leisure customers accounted for approximately 29% of the Hotel’s total room nights sold in 2004. Though leisure customers accounted for a higher share of room nights than the casino customers, the Company regards the casino segment as more valuable because of higher casino play from the casino segment. Leisure customers are attracted to the Hotel due to the property’s Strip-like environment and extensive amenities offered at a more affordable and attractive cost relative to other Strip properties. Within the leisure segment, the Hotel caters to the Free & Independent Traveler leisure segment, Tour & Travel segment and package customers. The Hotel targets the leisure segment through added value packages, promotional discounts, and tour and travel operators. The Tour & Travel segment, which represents 14% of total room nights, is primarily used to increase occupancy during off-peak and low seasons.

The Hotel also attracts some locals play due to its race and sports book and the ease of access through the east end of the Hotel. With over 1.6 million people living in Clark County, the locals market represents an attractive customer base for the Hotel. The Hotel recently began targeting this segment through new advertising and marketing programs such as a membership program which provides discounts for shows and restaurants.

Advertising Strategy

In conjunction with the evolution of the overall image campaign, and with a focus on major entertainment engagements (Barry Manilow and others), the property will develop compelling advertising campaigns utilizing print, outdoor and broadcast with an increased emphasis on local cable television and Visitor Vision (in room at most Las Vegas properties.) A new advertising campaign starting mid 2005 will highlight the strengths and positioning of the property, and will be a natural evolution from the current “Always” campaign. The media strategy will include expanded reach and frequency of media buys to include increased outdoor presence, traffic radio and cable TV. The internet is increasingly being used to promote the Hotel through advertising on major internet sites and search engine optimization to ensure customer traffic is directed to the Hotel’s website.

Competition

The Hotel is located less than one mile east of the Strip and competes with other high-quality Las Vegas resorts and other Las Vegas hotel casinos, including those located on the Strip, on the basis of overall atmosphere, range of amenities, price, location, entertainment offered, theme and size. Currently, there are approximately thirty major gaming properties located on or near the Strip, thirteen additional major gaming properties in the downtown area and additional gaming properties located in other areas of Las Vegas. Many of the competing properties, such as the Rio, Mandalay Bay, Paris, The Venetian, The Mirage, Treasure Island, Caesar’s Palace, Luxor, New York-New York, Bellagio, Aladdin, the Palms and the MGM Grand have themes and attractions which draw a significant number of visitors and directly compete with the Hotel’s operations. Some of these facilities are operated by companies that have more than one operating facility and may have greater name recognition and financial and marketing resources than the Hotel and market to the same target demographic group as the Hotel does. Furthermore, additional hotel casinos, containing a significant number of hotel rooms, are expected to open in Las Vegas within the coming years. There can be no assurance that the Las Vegas market will continue to grow or that hotel casino resorts will continue to be popular. A decline or leveling off of the growth or popularity of such facilities could result in reduced casino and hotel revenues.

To a lesser extent, the Hotel competes with hotel casinos in the Mesquite, Laughlin, Reno and Lake Tahoe areas of Nevada, and in Atlantic City, New Jersey. The Hotel also competes with state-sponsored lotteries, on and off-track wagering, card parlors, riverboat and Native American gaming ventures, and other forms of legalized gaming in the United States, as well as with gaming on cruise ships, internet gaming ventures and international gaming operations. In 1998, California enacted the Tribal Government Gaming and Economic Self-Sufficiency Act (the “Tribal Act”). The Tribal Act provides a mechanism for federally recognized Native American tribes to conduct certain types of gaming on their land. The California electorate approved Proposition 1A on March 7, 2000. Proposition 1A gives all California Indian tribes the right to operate a limited number of certain kinds of gaming machines and other forms of casino wagering on California Indian reservations. Continued proliferation of gaming activities permitted by Proposition 1A may materially reduce casino and hotel revenues in Nevada generally and at the Hotel. The Company is unable, however, to assess the magnitude of the impact on its business.

Employees

As of March 30, 2005, the Company had approximately 3,134 active employees.

The Company recognizes that the Hotel’s employees are critical to its success and has fostered a productive work culture. Employees are offered competitive salaries and a benefits package that includes medical and dental coverage.

The Company believes that it will have a good working relationship with both its union and non-union work force. Labor unions represent approximately 69% of the work force at the Hotel with labor agreement terms ranging from one year to five years. In connection with the closing of the Acquisition, the Company assumed obligations under existing collective bargaining agreements with certain labor unions.

Zoning, Real Estate and Environmental Issues

The Hotel is located on approximately fifty-nine acres of land designated with H-1 Limited Resort and Apartment District zoning. This H-1 Limited Resort and Apartment District was established to provide for the development of gaming enterprises, compatible commercial, and mixed commercial and residential uses, and to prohibit the development of incompatible uses that are detrimental to gaming enterprises. Permitted uses under H-1 Limited Resort and Apartment District zoning include, but are not limited to, and subject to obtaining necessary special use permits and other land use approvals, hotels, casinos, condominiums and timeshares. The existing facility sits on approximately thirty-five acres. Some of this acreage could be suitable for future development projects by the Company, third parties or some combination thereof. Although the Company has contemplated preliminary plans for the development of this acreage, there are no definite or binding plans regarding such development. Additionally, the Company has not secured any financing in respect of such contemplated preliminary plans for development.

The Hilton Grand Vacations property, located adjacent to the Hotel, has an easement for use of approximately 260 parking spaces (out of approximately 4,800 parking spaces). There is also an easement for the use of the monorail that runs through the Hotel property.

An independent environmental consultant performed a Phase I environmental site assessment in accordance with American Society for Testing and Materials (“ASTM”) standards on the Las Vegas Hilton property in December 2003. This assessment involved visual inspection, interviews with site personnel, review of certain publicly available records, and preparation of a written report. The assessment did not include any testing of soil or groundwater at the property. According to certain historical data integrated into the Phase I report, in 2000 it was discovered that there is a plume of tetrachloroethene in the groundwater and the property was listed as a leaking underground storage tank site. The contamination is believed to originate from an off-site source, but the source has not yet been identified. To date, the Nevada Division of Environmental Protection has not required any additional investigation at the property. The Phase I report states that levels of tetrachloroethene and total petroleum hydrocarbons in the groundwater beneath the property in 2000 exceeded certain limits allowed under a National Pollutant Discharge Elimination System permit. The Phase I report indicates that the allowable levels have been exceeded in the past and a treatment system is needed to ensure compliance with applicable requirements. The Phase I report also identified asbestos-containing materials at the Hotel. The Company expects to manage these materials pursuant to an operations and maintenance program.

The Company does not expect that its compliance measures in respect of the groundwater issue or the asbestos issue will have a material effect upon its capital expenditures, earnings or competitive position. The Company believes that the proper filtration system required for the dewatering sump pumps has been installed at a cost of under $24,000. There can be no assurance, however, that the estimated operating costs for the treatment system will not be exceeded or that there will be no claims or other liabilities associated with the foregoing conditions.

Purchase and Sale Agreement

On December 24, 2003, the Company, LVH and Caesars, entered into the Purchase and Sale Agreement. Pursuant to the Purchase and Sale Agreement, the Company purchased substantially all of the assets of LVH, including, without limitation, the Hotel and assumed certain of LVH’s liabilities. The transactions contemplated pursuant to the Purchase and Sale Agreement were consummated on June 18, 2004. At the closing date of the Acquisition, LVH transferred fee simple title to all real property at the Hotel including, without limitation, buildings, structures, fixtures and improvements located thereon and all rights associated with the land. LVH also assigned certain contracts and agreements related to the business and the Hotel to the Company. In addition, subject to certain conditions, LVH granted a non-exclusive license to the Company to use customer data relating to the Hotel and the business of LVH. Certain property, which is primarily owned by Caesars and used in connection with all of its hotels and casinos, was excluded from the assets transferred to the Company in the Purchase and Sale Agreement. Pursuant to the Purchase and Sale Agreement, the Company offered employment to certain employees of LVH, assumed certain of the collective bargaining agreements with existing labor unions and assumed certain obligations with respect to those employees who accepted offers of employment with the Company.

In consideration for the sale of the Hotel, at closing the Company paid the purchase price of $280 million subject to certain adjustments for proration items and a working capital adjustment and assumed approximately $30.7 million in current liabilities as of March 2004 pursuant to the terms of the Purchase and Sale Agreement primarily relating to accrued payroll, taxes and benefits, accrued expenses and unpaid gaming tickets, which was offset by the assumption of approximately $26.4 million of current assets.

Regulation and Licensing

The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the “Nevada Act”) and various local regulations. The Company’s gaming operations are also subject to the licensing and regulatory control of the Nevada Gaming Commission (the “Nevada Commission”), the Nevada Gaming Control Board (the “NGCB”) and the Clark County Liquor and Gaming Licensing Board (the “CCLGLB” and, together with the Nevada Commission and the NGCB, the “Nevada Gaming Authorities”).

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy that are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record-keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) the establishment of a source of state and local revenues through taxation and licensing fees. Any change in such laws, regulations and procedures could have an adverse effect on the Company’s gaming operations or on the operation of the Hotel.

The Company is required to be licensed by the Nevada Gaming Authorities to operate a casino, and is currently so licensed. The gaming license requires the periodic payment of fees and taxes and is not transferable. The Company was registered by the Nevada Commission as a publicly traded corporation (“Registered Corporation”) and as such, must periodically submit detailed financial and operating reports to the Nevada Gaming Authorities and furnish any other information that the Nevada Gaming Authorities may require. No person may become a stockholder of, or receive any percentage of profits from, the Company without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company possesses all state and local government registrations, approvals, permits and licenses required in order for the Company to engage in gaming activities at the Hotel.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with, the Company to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Company must file applications and be licensed by the Nevada Gaming Authorities.

The Nevada Gaming Authorities may deny an application for licensing or a finding of suitability for any cause they deem reasonable. A finding of suitability is comparable to licensing; both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability, or the gaming licensee by whom the applicant is employed or for whom the applicant serves, must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities. In addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or to have an inappropriate relationship with the Company, the Company would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

The Company is required to submit periodic detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company must be reported to or approved by the Nevada Commission.

If it were determined that the Nevada Act was violated by the Company, the registration and gaming licenses it then holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Property and, under certain circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the Property) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming registration or license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the gaming operations of the Company.

Any beneficial holder of the Company’s voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have their suitability as a beneficial holder of the Company’s voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

The Nevada Act requires any person who acquires more than 5% of the Company’s voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company’s voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing.

On June 17, 2004, the Nevada Commission issued an order of registration of the Company (the “Final Order”), the Final Order (1) prohibits the current holders of the Company’s Membership Units or their respective affiliates from selling, assigning, transferring, pledging or otherwise disposing of Membership Units or any other security convertible into or exchangeable for Class A Units or Class B Units, without the prior approval of the Nevada Commission and (2) prohibits the Company from declaring cash dividends or distributions on any class of membership unit of the Company beneficially owned in whole or in part by Holdings, Co-Investment Partners, VoteCo, Coinvestment VoteCo or their respective affiliates, without the prior approval of the Nevada Commission. The Final Order sets forth a description of the Company and its affiliates and intermediary companies and the various gaming licenses and approvals obtained by those entities together with certain conditions and limitations pertaining to the licenses and approvals.

Under certain circumstances, an “institutional investor” as defined in the Nevada Act, which acquires more than 10% but not more than 15% of the Company’s voting securities, may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities only for investment purposes. An institutional investor shall not be deemed to hold voting securities only for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investment and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company’s corporate charter, bylaws, management, policies or operations of the Company or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company’s voting securities only for investment purposes. Activities that are not deemed to be inconsistent with holding voting securities only for investment purposes include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners.

Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found to be unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found to be unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, it: (i) pays that person any dividend or interest upon voting securities of the Company; (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pays remuneration in any form to that person for services rendered or otherwise; or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, the

CCLGLB has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation holding a gaming license.

The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file an application, be investigated and be found suitable to own the debt security of such Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

The Company is required to maintain a current stock ledger in Nevada that may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner.

The Company may not make a public offering of any securities without the prior approval of the Nevada Commission if the securities or the proceeds therefore are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. The hypothecation of the Company’s assets and restrictions on stock in connection with any public offering also require the prior approval of the Nevada Commission. In addition, the hypothecation of the Company’s assets and restrictions on stock in respect of any public offering require the approval of the Nevada Commission to remain effective.

Changes in control of the Company through a merger, consolidation, stock or asset acquisition, management or consulting agreement, or any act or conduct by any person whereby he or she obtains control, shall not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the NGCB and the Nevada Commission concerning a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process of the transaction.

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially-adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated.

The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company in response to a tender offer made directly to the Registered Corporation’s members for the purposes of acquiring control of the Registered Corporation.

License fees and taxes, computed in various ways depending upon the type of gaming or activity involved, are payable to the State of Nevada and to Clark County, Nevada. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated.

In addition, a casino entertainment tax is paid by the Company to the extent that certain entertainment is provided in a cabaret, nightclub, cocktail lounge or casino showroom in connection with the serving or selling of food, refreshments or merchandise.

Any person who is licensed, required to be licensed, registered, required to be registered, or under common control with such persons (collectively, “Licensees”), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the NGCB, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of any investigation by the NGCB into their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are also required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of any foreign jurisdiction pertaining to such foreign gaming operation, fail to conduct such foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in such foreign operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability.

The sale of alcoholic beverages by the Company on the premises of the Property is subject to licensing, control, and regulation by the applicable local authorities. The Company has obtained Clark County gaming and liquor licenses. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such licenses, and any such disciplinary action could (and revocation of such licenses would) have a material adverse effect upon the operations of the Company.

ITEM 2.—THE PROPERTY

Prior to the closing of the Acquisition, the Company owned no property. Upon the closing of the Acquisition on June 18, 2004, the Company acquired substantially all of the assets and certain liabilities of LVH, including the Hotel.

The Hotel is located one block east of the Las Vegas Strip (the “Strip”) on approximately fifty-nine acres of land between Paradise Road and Joe W. Brown Drive adjacent to the Las Vegas Convention Center. It has approximately 2,950 hotel rooms, an approximately 74,000 square feet casino with approximately fifty-nine table games and 1,340 slot machines, a race and sports book, twelve restaurants, approximately 4,800 parking spaces, approximately 200,000 square feet of meeting/convention space, a 1,600-seat showroom, a night club, retail outlets, an outdoor pool and a spa and health club.

All of the assets acquired by the Company in the Acquisition, including the Hotel, collateralize the Term Loan.

ITEM 3.—LEGAL PROCEEDINGS

The Company is not a party to any material litigation and, it is not aware of any action, suit or proceedings against it that has been threatened by any person.

ITEM 4.—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

ITEM 5.—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

No established public trading market exists for the Company’s common equity. There can no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in the Company’s equity.

Holders

As of December 31, 2004, the Company had two holders of record of each of its Class A Membership Units and Class B Membership Units.

The following table provides information as of December 31, 2004, regarding the number of Membership Units that may be issued under the Company’s 2004 Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
	Class A Units	Class B Units	Class A Units	Class B Units
Equity compensation plans approved by security holders	0.182	181,667	$100	$100	—

Equity compensation plans not approved by security holders	—	—	—	—	—

Total	0.182	181,667	$100	$100	—

Distributions

The Company has never paid nor does it anticipate paying in the foreseeable future any distributions on their Membership Units. The Credit Agreement governing the Term Loan contains restrictions on the payment of dividends or other distributions by the Company.

Purchases of Equity Securities by the Company

During the quarter ended December 31, 2004, the Company did not repurchase any units of its common equity, either as part of a publicly announced plan or program or otherwise. No publicly announced plans or programs are currently in place under which the Company may purchase shares of its common equity.

ITEM 6.—SELECTED FINANCIAL DATA

The historical selected financial data of the Company (“Successor”) and of LVH (“Predecessor”) set forth below should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and their respective financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2004 and 2003, and the balance sheet data at December 31, 2004 and 2003 of the Company are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Annual Report on Form 10-K.

SUCCESSOR

	Years Ended or as of December 31,
	2004(2)	2003(1)
	(dollars in thousands)
Results of Operations:
Net revenues	$117,218	$—
Operating expenses (3)	115,948	—
Depreciation	4,173	—
Pre-opening expense	6,682	412
Total operating loss	(9,585)	(412)
Interest expense, net	(10,758)	—
Net loss	(20,343)	(412)
Balance Sheet:
Total assets	$365,397	$16,950
Total liabilities	$236,152	$17,362

(1)	The Company was formed on December 18, 2003 for the purpose of consummating the Acquisition of substantially all the assets and certain liabilities of LVH Corporation.

(2)	The Company completed the Acquisition on June 18, 2004 and the results of operation reflect the results of operations from June 18, 2004 through December 31, 2004.

(3)	Excludes pre-opening and depreciation expense

The following historical information of LVH is derived from its audited financial statements for 2001 through 2004. LVH’s audited financial statements and related notes thereto as of June 17, 2004 and December 31, 2003 and 2002 appear elsewhere in this Annual Report on Form 10-K.

PREDECESSOR

	Years Ended or as of December 31,
	2004(4)	2003	2002	2001		2000
	(dollars in thousands)
Results of Operations:
Total revenue	$117,196	$214,011	$215,651	$226,842	(1)	$271,904	(1)
Depreciation and amortization	8,741	18,190	16,708 (2)	31,790	(2)	22,579	(2)
Impairment loss	—	—	—	124,000	(3)	55,000	(3)
Total operating (loss) income	6,106	(15,525)	(6,429)	(145,998)		(54,531)
Net (loss) income	6,106	(15,525)	(6,417)	(145,934)		(47,460)
Balance Sheet:
Total assets	188,233	207,211	207,256	203,712	(3)	375,441	(3)
Total stockholder’s equity	124,818	118,712	134,237	140,654		286,588

(1)	In July 2000, a definitive agreement was signed that would have resulted in the sale of the property, building and equipment of LVH for a base price of $300,000,000. The agreement provided that Caesars would retain receivables relating to high-end casino play and would attempt to service high-end customers at other properties. As anticipated by the agreement, and once it was announced, high-end gaming customers gradually ceased play at the Hotel. During the third and fourth quarters of 2000, revenues began to reflect the loss of the high-end play without incremental lower and mid-level gamblers’ play or increased convention business. Operating income was also negatively impacted as costs associated with the high-end play could not be reduced as quickly because the Hotel continued to provide service to the remaining high-end market pending closing of the sale. Additionally, the held-for-sale status affected the Hotel’s ability to compete for other casino business.

(2)	As the Hotel was considered “Held for Sale” effective July 2000, no deprecation and amortization expense was charged from that date through December 31, 2000. Effective January 2001, the Hotel was no longer considered “Held for Sale” and as such, depreciation and amortization expense resumed at that time on the remaining assets after the $55,000,000 second quarter of 2000 non-cash impairment loss (See Note (3) following). Depreciation and amortization decreased once again after the $124,000,000 write-down of fixed assets that occurred in the third quarter of 2001.

(3)	In July 2000, a definitive agreement was signed that would have resulted in the sale of the property, building and equipment of LVH for a base price of $300,000,000. As a result, a $55,000,000 non-cash impairment loss was taken in the second quarter of 2000. In January 2001, the purchaser failed to further extend the closing date and did not complete the transaction. Caesars ceased its efforts to sell the Hotel and continued to operate it in the normal course, but with a focus on lower and mid-level gamblers’ play and convention business. During 2001, revenues declined from $73,000,000 in the first quarter to $48,000,000 in the third quarter. Operating income during 2001 was $7,000,000 in the first quarter, a loss of $3,000,000 in the second quarter, and a loss of $14,000,000 in the third quarter. The successive quarters of operating losses coupled with the significant reduction in convention and group visitation into Las Vegas resulting from the events of September 11 necessitated a review of LVH’s assets for impairment. Based on an analysis of expected future cash flows, an impairment existed. LVH engaged an independent appraisal company to assist in the valuation of the Hotel. The fair value was determined using a combination of future cash flow analysis and market/sales comparison analysis of the Hotel resulting in a fair value that was $124,000,000 less than the carrying value of the assets. A $124,000,000 write-down of fixed assets was made in the third quarter of 2001.

(4)	Reflects results of operations of LVH for the period from January 1, 2004 through June 17, 2004 and Balance Sheet data as of June 17, 2004.

ITEM 7.—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE PROPERTY

The following discussion should be read in conjunction with, and is qualified in its entirety by, the financial statements and related notes thereto and other financial information included in this Annual Report on Form 10-K. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking.

Overview

Prior to June 18, 2004 the Company conducted no business other than in connection with the execution of a Purchase and Sale Agreement relating to the acquisition of substantially all of the assets and certain liabilities of LVH. LVH is a wholly-owned subsidiary of Caesars that prior to the Acquisition, operated the Hotel.

Pursuant to the terms of the Purchase and Sale Agreement, the Company purchased substantially all of the assets and assumed certain liabilities of LVH. The Acquisition closed on June 18, 2004. Since June 18, 2004, the Company has owned and operated the Hotel, and accordingly, has a limited operating history. Therefore, the discussion of operations herein focuses on events and the revenues and expenses during the year ended December 31, 2004 as if there was no change in ownership of the Hotel on June 18, 2004, compared to the historical operations of the Hotel for the year ended December 31, 2003. The discussion of operations comparing the year ended December 31, 2003 and 2002 covers periods when the Hotel was operated by Caesars.

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

Casino revenues vary from time to time due to general economic conditions, popularity of entertainment offerings, table game hold, slot hold, and occupancy percentages in the hotels. Casino revenues also vary depending upon the amount of gaming activity as well as variations in the odds for different games of chance. The Hotel also uses technology, such as cashless wagering on slot machines, to increase revenues and/or decrease expenses. Casino revenues, room revenues, food and beverage revenues and other revenues vary due to general economic conditions and competition.

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

Food and beverage revenues are derived from food and beverage sales in the food outlets of the Hotel, including restaurants, room service and banquets. Food and beverage revenue is recognized at the time the food and/or beverage is provided to the guest.

Other revenue includes retail sales, entertainment sales, telephone and other miscellaneous income at the casino/hotel. Such revenue is recognized at the time the goods or services are provided to the guest.

Summary Financial Results

The Hotel offers hotel, gaming, dining, entertainment, retail and spa amenities at one location in Las Vegas and under one operating segment. Approximately 32.8% of the Hotel’s gross revenue is derived from gaming, while 35.6% is derived from hotel rooms. Hotel revenue is larger contributor to gross revenue than Gaming revenue because of the Hotel’s emphasis on the group convention and trade show business and the resulting higher occupancy and premium room rates achieved during mid-week periods.

The following table summarizes the Hotel’s results of operations (in thousands):

		PREDECESSOR
	2004	2003	2002
Net revenues	$234,414	$214,011	$215,651
Operating loss	(3,479)	(15,525)	(6,429)
Net loss	(14,237)	(15,525)	(6,417)

Year Ended December 31, 2004 compared to the Year Ended December 31, 2003

Operating Revenues

The breakdown of the Property’s net revenues is as follows:

	Year Ended December 31, (in thousands, except percentages)
		PREDECESSOR
	2004	2003	Percent Change
Revenues
Casino	$84,877	$75,864	11.9%
Rooms	92,177	82,261	12.1%
Food and beverage	62,762	57,380	9.4%
Other	18,799	19,270	(2.4%)

	258,615	234,775	10.2%
Less - Promotional Allowances	(24,201)	(20,764)	16.6%

Net revenues	$234,414	$214,011	9.5%

Net revenues for the year ended December 31, 2004 were $234.4 million, representing a net increase of $20.4 million or 9.5% when compared with $214.0 million of net revenues during 2003. The increase in net revenues was due to: (1) an increase of casino revenue of $9.0 million, primarily as a result of increased table game and slot machine revenue; (2) an increase in room revenue of $9.9 million as a result of an increase in average daily hotel room rates and hotel room occupancy percentage; and (3) an increase in food and beverage revenue of $5.4 million which resulted from increased banquet and food outlet revenues.

The increase in casino revenues of $9.0 million, or 11.9%, to $84.9 million for the year ended December 31, 2004, compared to $75.9 million for the year ended December 31, 2003. An increase in gaming volume in table games and slot machines contributed to the increase in casino revenues. The table game hold and slot machine win percentages did not change significantly. Table games volume increased approximately 22.1% and slot machine volume increased 6.6% for the year ended December 31, 2004 compared to the year ended December 31, 2003. Table games hold percentage decreased 1.8% from 2003. The slot machine win percentage was relatively flat, increasing 1.1% from 2003 to 2004. The increase in casino volume is primarily due to increased visitation at the Hotel from conventions throughout 2004 and the Company’s focus on marketing efforts (after the Acquisition) to attract new players to the Hotel.

The Hotel’s casino operating margin increased to 31.0% for the year ended December 31, 2004 compared to 28.0% for the year ended December 31, 2003. The increase in casino margin was primarily attributable to the increase in casino revenue discussed above offset by increased promotional costs of $3.4 million incurred to increase customer traffic at the Hotel. The Company anticipates that continued increases in convention activity at the Las Vegas Convention Center, as shown by historical data provided by the Las Vegas Convention and Visitors Authority, combined with the implementation of new promotional programs, will continue to improve casino volume and revenue in future years.

The Hotel maintained an average daily room rate of $97.76 in 2004 as compared to $87.39 in 2003. The Hotel generated revenue per available room of $86.16 during 2004 as compared to $77.40 during 2003. Room revenues during 2004 were $92.2 million, representing an increase of $9.9 million or 12.1% when compared to

$82.3 million during 2003. The increase in room revenues was the result of an increase in the average daily room rate and a slight increase in room occupancy. Convention traffic continues to be the mainstay of the Hotel’s occupied room nights. The Hotel department’s room operating margin for the year ended December 31, 2004 increased to 71.5% compared to 68.5% the year ended December 31, 2003, which resulted from the aforementioned increase in room rates.

Food and beverage revenues were $62.8 million during 2004, representing an increase of $5.4 million or 9.4% compared to $57.4 million for 2003. The increase was attributable to an increase in banquet and casual dining restaurant revenue which resulted from increase convention business traffic at the Hotel during 2004. The Hotel’s food and beverage operating margin for the year ended December 31, 2004 was 17.3% compared to 14.4% for the year ended December 31, 2003. This increase in margin was due to an increase in food and beverage revenue.

Other revenues include retail sales, entertainment sales, telephone and miscellaneous income at the Hotel. Other revenue decreased $.5 million or 2.4% to $18.8 million in 2004 from $19.3 million in 2003. The decrease was primarily attributable to the reduction of retail revenue as a result of the outsourcing agreement the Company entered into with Caesars, whereby the Company receives only a percentage of retail sales.

Operating Expenses

Fluctuations in the Hotel’s operating expenses are generally based upon the change in volume of guests staying in the Hotel and utilizing the Hotel’s amenities, including the casino, food and beverage, spa and retail outlets.

The breakdown of operating expenses is as follows:

	Year Ended December 31, (in thousands, except percentages)
		PREDECESSOR
	2004	2003	Percent Change
Operating Expenses
Casino	$58,542	$54,639	7.1%
Rooms	26,234	25,929	1.2%
Food and beverage	51,907	49,105	5.7%
Other	10,786	11,501	(6.2%)
General and administrative	67,261	63,609	5.7%
Management fee to corporate	3,567	6,563	(45.6%)
Pre-opening	6,682	—	100%
Depreciation	12,914	18,190	(29.0%)

Total operating expenses	$237,893	$229,536	3.6%

Operating expenses increased $8.4 million, or 3.6%, to $237.9 million for the year ended December 31, 2004 compared to $229.5 million for the year ended December 31, 2003. The increase in operating expenses was primarily attributable to the pre-opening expenses incurred by the Company prior to the Acquisition of the Hotel. Pre-opening expenses include payroll, professional services and other general and administrative expenses related to the Acquisition.

Excluding the pre-opening expenses, operating expenses were $231.2 million representing an increase of $1.7 million in comparison to 2003. The increase was primarily attributable to an increase in Casino, Food and Beverage expenses as a direct result of increased business volumes at the Hotel and wage increases compared to the prior year.

General and Administrative

The increase in general and administrative expenses results from the cost of services incurred on a stand alone basis by the Company (subsequent to the Acquisition) that were previously provided to the Hotel by Caesars corporate infrastructure including legal counsel, information technology, and internal audit services that were covered by the Management Fee charged to LVH.

No Management Fee is charged to the Company by any of its existing affiliates.

Depreciation and Amortization

The reduction in depreciation expense in 2004 versus 2003 resulted from the Acquisition of the Hotel in June 2004. Based on a third party appraisal, a significant amount of the purchase price was allocated to land from building and improvements.

Interest Income (Expense)

The following table summarizes information related to the Company’s interest expense on long-term debt and interest income during the year ended December 31, 2004 (in thousands, except percentages):

Interest expense	$10,924
Interest income	(166)

Interest expense, net	$10,758

Cash paid for interest	$8,259
Average total debt balance	$200,000
Weighted average interest rate	10.17%

Interest expense includes $1.2 million of amortization related to deferred financing costs and $690,000 of reflecting the change in the value of the interest rate cap. No interest was capitalized during the year.

Net Loss

The Hotel recorded a net loss of $14.2 million for the year ended December 31, 2004 compared with a net loss of $15.5 million for the year ended December 31, 2003. The decrease was primarily attributed to increased gaming traffic and convention business offset by pre-opening expenses associated with the Acquisition and increased interest expense.

Year Ended December 31, 2003 compared to the Year Ended December 31, 2002

Operating Revenues

The breakdown of the LVH’s net revenues is as follows:

	Year Ended December 31, (in thousands, except percentages)
	2003	2002	Percent Change
Net Revenues
Casino	$75,864	$81,412	(6.8%)
Hotel	82,260	76,945	6.9%
Food and beverage	57,380	52,530	9.2%
Other	19,270	24,224	(20.4%)

	234,774	235,111	(0.1)%
Less - Promotional Allowances	(20,763)	(19,460)	6.7%

Total net revenues	$214,011	$215,651	(0.8%)

Casino

Casino revenues decreased $5.5 million to $75.9 million for the year ended December 31, 2003, compared to $81.4 million for the year ended December 31, 2002. Table games accounted for the entire decrease in casino revenues due to decreases in both volume and hold percentage. Table games volume decreased 17.7 percent for the year ended December 31, 2003, compared to the prior year. In addition, hold percentage decreased 0.7 percentage points year over year, but was within the normal range in both years. Management of the Company anticipates that increases in convention activity at the Las Vegas Convention Center combined with the implementation of new marketing initiatives and promotional programs aimed at attracting table games players will expand table games volume in future years. The combination of decreased table games volume and hold percentage resulted in decreased table games win of $7.1 million. This was partially offset by increased slot win of $2.8 million to $46.7 million for the year ended December 31, 2003, compared to $43.8 million for the year ended December 31, 2002.

Although table games hold percentage decreased by 0.7 percentage points in 2003 compared to 2002, the hold percentage was within the normal range in both years. Because table games hold percentage varies based on the game type and the level of wagering, the hold percentage often fluctuates from period to period.

The Property’s casino operating margin decreased to 28.0 percent for the year ended December 31, 2003 compared to 35.6 percent for the year ended December 31, 2002. The decrease in casino margin was primarily attributable to a decrease in casino revenue discussed above as well as increased promotional costs of $1.1 million incurred to attempt to generate revenues and customer traffic at the Hotel. The Company anticipates that continued increases in convention activity at the Las Vegas Convention Center, as shown by historical data provided by the Las Vegas Convention and Visitors Authority, combined with the implementation of new promotional allowances will stabilize or improve table games volume in future years.

Rooms

Room revenues increased $5.4 million to $82.3 million for the year ended December 31, 2003 compared to $76.9 million recorded for the year ended December 31, 2002. Occupancy percentage at the Hotel increased to 87% for the year ended December 31, 2003 compared to 85% for the year ended December 31, 2002. This was slightly offset by the decrease in the average daily rate at the Hotel from $88 for the year ended December 31, 2002 to $87 for the year ended December 31, 2003. The increase in volume was primarily attributable to increased convention related business at the Hotel due to increased activity at the Las Vegas Convention Center. Convention occupied rooms were up 15 percent when compared to the year ended December 31, 2002, while tour and travel occupied rooms increased 11 percent.

This positive trend is expected to continue. The Las Vegas Convention and Visitors Authority expanded the Las Vegas Convention Center facility in 2002 to accommodate the forecasted demand for convention space. Based on estimates provided by the Las Vegas Convention and Visitors Authority, the Company believes that future convention customer traffic will at a minimum be sustained and estimates an increase in both the number and attendees at conventions held at the Las Vegas Convention Center. (Source: Las Vegas Convention and Visitors Authority)

The Hotel’s room operating margin for the year ended December 31, 2003 was relatively flat at 64.3 percent compared to 64.9 percent for the year ended December 31, 2002.

Food and Beverage

Food and beverage revenues increased $4.9 million to $57.4 million for the year ended December 31, 2003 compared to $52.5 million for the year ended December 31, 2002. The increase in revenue is primarily due to an increase of $2.3 million in banquet revenue and an increase of $2.0 million at the food and beverage outlets revenue when compared to last year due to increased convention related business as discussed above.

The Hotel’s food and beverage operating margin for the year ended December 31, 2003 was a loss of 3.6 percent compared to a loss of 5.9 percent for the year ended December 31, 2002. This improvement was due to an increase in the average revenue per customer as noted above as well as a slight decrease in food and beverage cost compared to the prior year.

Other

Other revenue includes retail sales, entertainment sales, telephone and other miscellaneous income at the Hotel. Other revenue decreased $4.9 million to $19.3 million for the year ended December 31, 2003 as compared to $24.2 million for the year ended December 31, 2002. The decrease is principally due to decreased entertainment revenues of $4.2 million and telephone revenues of $1.3 million. The number of shows held at the Hotel was decreased by nineteen from 303 in 2002 due to cancellations by one of the performers scheduled to appear at the Hotel. The decrease in telephone revenues was primarily due to increased cellular phone usage by hotel guests.

Operating Expenses

	Year Ended December 31, (in thousands, except percentages)
	2003	2002	Percentage Change
Operating Expenses
Casino	$54,639	$52,459	4.2%
Hotel	25,929	23,899	8.5%
Food and beverage	49,105	45,599	7.7%
Other	11,501	15,458	(25.6%)
General and administrative	63,609	61,359	3.7%
Management Fee to Corporate	6,563	6,598.5%
Depreciation and amortization	18,190	16,708	8.9%

Total operating expenses	$229,536	$222,080	3.4%

General and Administrative

General and administrative expense includes costs associated with selling, general, administrative and property operations at the Property. General and administrative expense increased $2.3 million to $63.6 million for the year ended December 31, 2004 compared to $61.4 million for the comparable period of 2003. This increase was primarily due to increased legal costs of $0.7 million, insurance costs of $0.9 million and costs incurred in connection with the pending sale of the Hotel of $1.1 million.

Depreciation and Amortization

Depreciation and amortization expense increased $1.5 million to $18.2 million for the year ended December 31, 2003 compared to $16.7 million for the comparable period of 2002. This increase was primarily due to the depreciation associated with the shorter-lived property and equipment purchases made during the years ended December 31, 2003 and 2002. Such shorter-lived property and equipment purchases consisted of maintenance capital expenditure purchases. Room department upgrades included a $20.0 million hotel room and corridor renovation project completed during 2002.

Other expense includes costs associated with retail, entertainment, telephone and other miscellaneous costs at the Hotel. Other expense decreased $4.0 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. The decrease for the year ended December 31, 2003 was mainly attributable to a decrease in the number of shows held at the Hotel.

Net Loss

The Hotel’s recorded a net loss of $15.5 million for the year ended December 31, 2003 compared with a net loss of $6.4 million for the year ended December 31, 2002. The net loss widened by $9.1 million due to factors discussed above.

Liquidity and Capital Resources

Cash flows of the Company for the year ended December 31, 2004 consisted of the following:

Cash Flows - Operating Activities

Cash flow used in operations was $14.1 million in 2004 compared to the $17.4 million provided by operations in 2003. The $14.1 million used in operations by the Company in 2004 primarily resulted from pre-opening expenses incurred as part of the Acquisition and interest expense. The Company received $17.4 million in advances from an affiliate to fund the Acquisition. The advances were converted to an equity contribution at the completion of the Acquisition.

As of December 31, 2004, the Company had cash and equivalents of $12.9 million of which $10.8 million was cash in the casino used to fund daily operations. For the next twelve months, the Company expects to fund Property operations, capital expenditures, and debt service requirements from existing cash balances and operating cash flow.

Cash Flows – Investing Activities

The Company purchased certain assets and assumed certain liabilities from LVH on June 18, 2004 and invested an additional $9.2 million in property and equipment.

The Company anticipates capital expenditures of $31 million in 2005 of which most will be funded through the $26.2 million of restricted cash, as permitted under the terms of the Term Loan.

Cash Flows – Financing Activities

The Company had raised $150 from the sale of the Class A Membership Units and $150 million from the sale of the Class B Membership Units and $200 million from the Term Loan in connection with the completion of the Acquisition. $17.4 million of the $150 million raised from the sale of the Class B Membership Units represents the conversion to equity of the advance the Company had received from an affiliate, as discussed above.

Other Factors Affecting Liquidity

While the Company believes that its cash flows from operations together with cash on hand will be adequate to fund its activities, including the capital expenditures that the Company plans to make, no assurances can be made that such sources will be sufficient to meet such requirements. Covenants under the Term Loan restricts our future borrowing capacity however subject to certain conditions, the Term Loan does permit the Company to incur additional debt to fund working capital. If circumstances warrant, the Company may seek to obtain a working capital line of credit.

A downturn in the economy, increase in revenue or wagering taxes, acts of terrorism, war or military actions would impact the Company’s casino operations and negatively impact its cash flows from operations. If this were to occur, the Company would be required to adjust its capital spending plans.

Contractual Obligations and Other Commitments

The following table summarizes the Company’s contractual obligations and commitments (amounts in thousands):

	Contractual obligations
	2005	2006	2007	2008	Thereafter	Total
Payments due by year
Long-term debt(a)	$—	$200,000	$—	$—	$—	$200,000
Estimated interest on long-term debt (b)	17,070	8,535	—	—	—	25,605
License agreement	2,000	2,000	2,000	2,000	—	8,000
Other (c)	12,972	3,967	1,085	—	—	18,024

Total	$32,042	$214,502	$3,085	$2,000	$—	$251,629

(a)	The initial term is two years with two one-year extension options.

(b)	Estimated interest on long term debt is based on the outstanding principal balance each year and an estimated interest rate based on the effective current year rate of 8.5%.

(c)	Other includes entertainment and employment agreements.

Off-Balance Sheet Arrangements

The Company is not currently subject to any off-balance sheet arrangements which it believes will have a material adverse impact on its financial condition.

Debt Instruments

The following table provides information about the Company’s long-term debt at December 31, 2004 (amounts in thousands):

	Maturity date	Face amount	Carrying value	Estimated fair value
Term Loan	June 2006	$200,000	$200,000	$200,000

The Term Loan is for a principal amount of $200 million and interest accrues at a rate of 6.50% plus the greater of (i) one-month LIBOR or (ii) 1.5%. The initial term is two years with two one-year extension options. The Term Loan contains certain restrictions that, among other things, limit the ability of the Company create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell assets of the Company without prior approval of the lenders or noteholders. Financial covenants included in the Term Loan include total debt to (Earning before Interest, Taxes, Depreciation and Amortization) EBITDA ratio. The financial covenants in the Term Loan involving EBITDA are applied on a trailing 12 month basis. For purposes of debt compliance, EBITDA is defined as net income plus interest expense, income taxes and depreciation and amortization expenses. The Company was in compliance with all required covenants and ratios under its debt instruments. See “Item 8 – Financial Statements and Supplementary Data – Notes to Financial Statements – Note 6 – Long-Term Debt.”

Litigation Contingencies and Available Resources

The Company is not a party to any material litigation and, it is not aware of any action, suit or proceedings against it that has been threatened by any person.

Critical Accounting Policies and Estimates

Management has identified the following critical accounting policies that affect the Company’s more significant judgments and estimates used in the preparation of the Company’s financial statements. The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates those estimates, including those related to asset impairment, accruals for slot marketing points, compensation and related benefits, revenue recognition, allowance for doubtful accounts, contingencies and litigation. The Company states these accounting policies in the notes to the financial statements and in relevant sections in the discussion and analysis. These estimates are based on the information that is currently available to the Company and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates.

The Company believes that the following critical accounting policies affect significant judgments and estimates used in the preparation of its financial statements:

•	The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic conditions. If the financial condition of customers were to deteriorate, or if a customer refuses to pay or disputes any such payment, additional allowances may be required. The Company’s estimate of its provision for doubtful accounts was $133,000 at December 31, 2004.

•	The Company maintains accruals slot club point redemption, which is classified in other accrued liabilities in the consolidated balance sheets. Management determines the adequacy of these accruals by periodically evaluating the historical experience and projected trends related to these accruals. If such information indicates that the accruals are overstated or understated, or if business conditions indicate the Company should adjust the assumptions utilized in the methodologies, the Company will reduce or provide for additional accruals as appropriate.

•	At December 31, 2004, the Company had net property and equipment of $296.5 million representing 80% its total assets. The Company depreciates property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategy. Future events, such as property expansions, property developments, new competition, or new regulations, could result in a change in the manner in which the Company uses certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment if events and circumstance warrant such an assessment, the Company must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change, the Company may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Recent Accounting Pronouncements

In September 2004, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (EITF 04-08), which is effective for reporting periods ending after December 15, 2004. EITF 04-08 requires companies to include shares issuable under convertible instruments in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. As of December 31, 2004 the Company does not have any contingently convertible instruments, therefore the adoption of EITF 04-08, will not impact the future diluted earnings per membership unit of the Company.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires all companies to measure compensation costs for all share-based payments (including employee stock options) at fair value. This statement will be effective for public companies for interim or annual periods beginning after June 15, 2005. The Company is currently in the process of determining the impact this statement will have on its financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This statement is based on the principle that exchanges of nonmonetary assets should be measured based on fair value of the assets exchanged. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company believes that the adoption of this statement will not have a material effect on the Company’s financial condition or results of operations.

ITEM 7A.—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company’s primary exposure to market risk is interest rate risk associated with its long-term debt. The Company attempts to manage its interest rate risk by the use of an interest rate cap on its Term Loan. The ability to enter into interest rate cap allows the Company to manage its interest rate risk associated with its variable rate debt.

The Company does not hold or issue financial instruments for trading purposes and does not enter into derivative transactions that would be considered speculative positions. The Company’s derivative financial instruments consist exclusively of the interest rate cap which does not qualify for hedge accounting. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense.

To manage exposure to counterparty credit risk in interest rate cap, the Company has entered into an agreement with a highly rated institution that can be expected to perform fully under the terms of such agreement. The Company believes that it’s exposure to market risk is not material.

As of December 31, 2004, the Term Loan has a floating interest rate based on 6.50% plus the greater of (i) one month LIBOR or (ii) 1.50%. Assuming a 100 basis point change in LIBOR, the interest payment on the Term Loan would increase $2.0 million. The Company does not currently anticipate a sudden change in LIBOR during the term of the Term Loan.

Foreign currency translation gains and losses were not material to the Company’s results of operations in 2004.

See also “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Item 8 – Financial Statements and Supplementary Data – Notes to Financial Statements – Note 8 – Long-Term Debt.”

ITEM 8. —FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

The following financial statements of Colony Resorts LVH Acquisitions, LLC and the Financial Statements of LVH Corporation are presented herein on the page indicated:

COLONY RESORTS LVH ACQUISITIONS, LLC

AUDITED FINANCIAL STATEMENTS:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	29

BALANCE SHEETS AS OF DECEMBER 31, 2004 AND 2003	30

STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004 AND FOR THE PERIOD FROM DECEMBER 18, 2003 (INCEPTION) THROUGH DECEMBER 31, 2003	31

STATEMENTS OF MEMBERS EQUITY FOR THE YEAR ENDED DECEMBER 31, 2004 AND FOR THE PERIOD FROM DECEMBER 18, 2003 (INCEPTION) THROUGH DECEMBER 31, 2003	32

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2004, AND FOR THE PERIOD FROM DECEMBER 18, 2003 (INCEPTION) THROUGH DECEMBER 31, 2003	33

NOTES TO FINANCIAL STATEMENTS	34

LVH CORPORATION

AUDITED FINANCIAL STATEMENTS:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	47

BALANCE SHEETS AS OF JUNE 17, 2004 AND DECEMBER 31, 2003	48

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT FOR THE PERIOD FROM JANUARY 1, 2004 THROUGH JUNE 17, 2004 AND FOR THE YEARS ENDED DECEMBER 31, 2003 AND, 2002	49

STATEMENTS OF CASH FLOWS FOR THE PERIOD FROM JANUARY 1, 2004 THROUGH JUNE 17, 2004 AND FOR THE YEARS ENDED DECEMBER 31, 2003 AND, 2002	50

NOTES TO FINANCIAL STATEMENTS	51

Report of Independent Registered Public Accounting Firm

To the Members of Colony Resorts LVH Acquisitions, LLC:

We have audited the accompanying balance sheets of Colony Resorts LVH Acquisitions, LLC (the “Company”) as of December 31, 2004 and 2003, and the related statements of operations, members’ equity, and cash flows for the year ended December 31, 2004, and the period from December 18, 2003 (inception) to December 31, 2003. Our audit also included the financial statement schedule in the index of Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the year ended December 31, 2004 and the period from December 18, 2003 (inception) to December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Las Vegas, Nevada

March 28, 2005

COLONY RESORTS LVH ACQUISITIONS, LLC

BALANCE SHEETS

(In thousands, except membership unit data)

	December 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and equivalents	$12,888	$—
Restricted cash	1,420	—
Accounts receivable, net	16,625	—
Inventories	3,276	—
Prepaid expenses and other current assets	4,909	—

Total current assets	39,118	—

PROPERTY AND EQUIPMENT, net	296,490	—

RESTRICTED CASH	26,151	15,000

OTHER ASSETS, NET	3,638	1,950

Total assets	$365,397	$16,950

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable	$2,035	$—
Due to affiliate	—	17,362
Accrued expenses	34,117	—

Total current liabilities	36,152	17,362

TERM LOAN	200,000	—

Total liabilities	236,152	17,362

COMMITMENTS AND CONTINGENCIES

REDEEMABLE MEMBERS’ EQUITY	60,000	—

MEMBERS’ EQUITY (DEFICIT)
Class A Membership Units issued and outstanding 1.5 units at $100 per unit	—	—
Class B Membership Units issued and outstanding 900,000 units at $100 per unit	90,000	—
Accumulated Deficit	(20,755)	(412)

Total members’ equity (deficit)	69,245	(412)

Total liabilities and members’ equity (deficit)	$365,397	$16,950

The accompanying notes are an integral part of these financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

STATEMENTS OF OPERATIONS

(In thousands, except membership unit data)

	Year Ended December 31, 2004	Period from December 18, 2003 (inception) to December 31, 2003
Revenues:
Casino	$46,406	$—
Rooms	44,551	—
Food and beverage	31,350	—
Other revenue	8,417	—

Total revenues	130,724	—
Less: promotional allowances	(13,506)	—

Net revenues	117,218	—

Operating Expenses:
Casino	32,746	—
Rooms	13,496	—
Food and beverage	26,975	—
Other expense	5,765	—
General & administrative	36,966	—
Depreciation	4,173	—
Pre-opening expenses	6,682	412

Total Operating Expenses	126,803	412

Operating loss	(9,585)	(412)

Other Income (Expense):
Interest expense	(10,924)	—
Interest income	166	—

	(10,758)	—

Net loss	$(20,343)	$(412)

Net loss allocation:
Allocable to Class A	$—	$—
Allocable to Class B	$(20,343)	$—
Basic weighted average Class A membership units outstanding	1.50	—
Basic weighted average Class B membership units outstanding	1,500,000	—
Diluted weighted average membership units outstanding	1,500,001.50	—
Net loss per Class A membership unit-basic	$(13.56)	$—
Net loss per Class B membership unit-basic	$(13.56)	$—
Per membership unit-diluted	$(13.56)	$—

The accompanying notes are an integral part of these financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

STATEMENTS OF MEMBERS’ EQUITY (DEFICIT)

(In thousands)

	Capital Contribution				Accumulated Deficit	Total Members’ Equity (Deficit)
	Class A Membership Units		Class B Membership Units
	Units	Value	Units	Value
Balance, December 18, 2003 (inception)	—	$—	—	$—	$—	$—
Net loss	—	—	—	—	(412)	(412)

Balance, December 31, 2003			—	—	(412)	(412)
Issuance of membership units	—	—	726	72,638	—	72,638
Contribution from conversion of due to affiliate balance	—	—	174	17,362	—	17,362
Net loss	—	—	—	—	(20,343)	(20,343)

Balance, December 31, 2004	—	$—	900	$90,000	$(20,755)	$69,245

The accompanying notes are an integral part of these financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31, 2004	Period from December 18, 2003 (inception) through December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,343)	$(412)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	4,173	—
Interest rate cap	690	—
Amortization of deferred financing cost	1,207	—
Provision for doubtful accounts	133	—
Changes in assets and liabilities:
Accounts receivable	(4,142)	—
Inventories	(1,021)	—
Prepaid expenses	(3,662)	—
Other assets	(93)	—
Accounts payable	1,628	—
Accrued liabilities	7,374	—
Due to affiliates	—	17,362

Net cash (used in) provided by operating activities	(14,056)	16,950

CASH FLOWS USED IN INVESTING ACTIVITIES:
Additions to property and equipment	(9,246)	—
Payment for purchase of LVH assets, net of cash acquired	(277,082)	—
Acquisition costs	(3,518)	—

Net cash used in investing activities	(289,846)	—

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from Term Loan	200,000	—
Proceeds from issuance of membership units	72,638	—
Proceeds from issuance of redeemable membership units	60,000	—
Debt issuance costs	(3,277)	(1,950)
Restricted cash	(12,571)	(15,000)

Net cash provided by (used in) financing activities	316,790	(16,950)

Increase in cash and equivalents	12,888	—
Cash and equivalents at beginning of year	—	—

Cash and equivalents at end of year	$12,888	$—

The accompanying notes are an integral part of these financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31, 2004	Period from December 18, 2003 (inception) through December 31, 2003
Supplemental Cash Flow Disclosure:
Cash paid for interest	$8,259	$—

Non-cash investing and financing activity:
Conversion of advances from affiliates to members’ equity	$17,362	$—

On June 18, 2004, the Company purchased substantially all of the assets and assumed certain liabilities of LVH Corporation. In conjunction with the Acquisition, the assets and liabilities were purchased as follows:

Fair value of assets acquired	$303,006
Cash paid	277,082

Liabilities assumed	$25,924

The accompanying notes are an integral part of these financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO FINANCIAL STATEMENTS

Note 1 – Organization and Business of Company

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

The Company’s members consist of Colony Resorts LVH Holdings, LLC (“Holdings”), which is a wholly owned subsidiary of Colony VI, a discrete investment fund managed by an affiliate of Colony Capital, Colony Resorts LVH Co-Investment Partners, L.P. (“Co-Investment Partners”), Colony Resorts LVH Coinvestment Voteco, LLC (“Coinvestment Voteco”) and Colony Resorts LVH VoteCo, LLC (“Voteco”), each of which purchased Class A or Class B Membership Units on June 18, 2004 in connection with the equity financing described in Note 8.

Prior to June 18, 2004, the Company had conducted no business other than in connection with the execution of the Purchase and Sale Agreement (as defined below), relating to the acquisition of substantially all of the assets and certain liabilities of LVH Corporation, a Nevada corporation (“LVH”) (the “Acquisition”). LVH is a wholly-owned subsidiary of Caesars Entertainment, Inc., formerly Park Place Entertainment Corporation (“Caesars”) that prior to the Acquisition (further discussed in Note 2) operated the Las Vegas Hilton, a casino resort located in Las Vegas, Nevada (the “Hotel” or the “Property”). Commencing June 18, 2004, the operations, assets and liabilities of the Property are included in the Company’s financial statements.

Note 2 – THE ACQUISITION

On June 18, 2004, the Company completed the Acquisition of substantially all of the assets and assumed certain liabilities of LVH for $291 million in cash, which included the purchase price of $280 million, a working capital adjustment of $6 million and professional fees and other expenses related to the acquisition of $5 million. The purchase and sale agreement dated December 24, 2003 included a provision whereby the purchase price of $280 million was subject to adjustment related to the working capital of LVH. The initial working capital adjustment of $6 million was determined based upon the preliminary closing balance sheet as of May 31, 2004. The final working capital adjustment was determined based upon the June 17, 2004 closing balance sheet. The working capital adjustment was finalized in the quarter ended September 30, 2004 and was determined to be $6.7 million. The Company therefore paid an additional $741,000 to Caesars in October 2004. The Acquisition has been accounted for as a purchase and, accordingly, the purchase price and working capital adjustment were allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of Acquisition. The estimated fair values of property were based upon a third-party valuation and management’s estimates. The Company is still in the process of determining its final purchase price allocation.

The following unaudited proforma financial information for the Company has been prepared assuming the Acquisition had occurred on the first day of the year ended December 31, 2004 (in thousands, except unit data):

For the Year Ended December 31, 2004
Net revenues	$234,414
Net loss	$(25,977)
Net loss per Class A membership, unit-basis	$(17.32)
Net loss per Class B membership, unit-basis	$(17.32)
Per membership, unit-diluted	$(17.32)

The unaudited proforma financial information for the year ended December 31, 2003 has not been presented. Management does not believe that such information would be meaningful since the Company was not formed until December 18, 2003.

Note 3 – Summary of Significant Accounting Policies

Management’s Use of Estimates

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates those estimates, including those related to asset impairment, accruals for slot marketing points, self-insurance, compensation and related benefits, revenue recognition, allowance for doubtful accounts, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities not in excess of 90 days.

Restricted Cash

The Company has on deposit $27.6 million in various escrow accounts as of December 31, 2004, of which $26.2 million is to be used for renovation projects and the remaining amounts are held for debt service and property taxes.

Accounts Receivable

Accounts receivable are due within one year and are recorded net of amounts estimated to be uncollectible. The Company estimates an allowance for doubtful accounts to reduce the Company’s receivables to their carrying amount which approximate fair value. The Company estimates an allowance for doubtful accounts based on a specific review of customer accounts, collection experience, and current business conditions.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets as follows:

Building and improvements	15 to 40 years
Furniture, fixtures and equipment	3 to 15 years
Leasehold improvements	5 to 10 years

Maintenance, repairs and renewals that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains or losses on disposition of property and equipment are included in the statements of operations.

Management evaluates property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets exceeds their fair value in accordance with Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets.” Impairment losses are recognized when estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition are less than their carrying amounts.

Capitalized interest

The interest cost associated with major construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. During the years ended December 31, 2004 and 2003, the Company did not have capitalized interest as there were no significant construction projects.

Deferred Financing Costs

Deferred financing costs of $4.5 million relate to the Company’s Term Loan described in Note 6. The Company has commenced amortization of these costs since the closing of the Acquisition using the effective interest method. Amortization expense for the year ended December 31, 2004 was $1.2 million.

Casino Revenue and Promotional Allowances

Casino revenue is the aggregate of gaming wins and losses. Revenues are recognized net of certain sales incentives in accordance with the Emerging Issues Task Force (“EITF”) consensus in Issue 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” The Consensus in EITF 01-9 recognizes that sales incentive be recorded as a reduction of revenue and that points covered in point loyalty programs such as our slot club loyalty program must be recorded as a reduction of revenue. The Company recognizes incentives related to points earned in the slot-club loyalty program as a direct reduction of casino revenue. Industry practice has historically treated the retail value of accommodations, food and beverage, and other services furnished to hotel/casino guests without charge as promotional allowances. The estimated departmental cost of providing such promotional allowances is included primarily in casino operating expenses at December 31, 2004 is as follows (in thousands):

Food and Beverage	$6,552
Rooms	2,163
Other	756

$9,471

The estimated retail value of such promotional allowances is included in operating revenues at December 31, 2004 is as follows (in thousands):

Food and Beverage	$6,563
Rooms	6,178
Other	765

$13,506

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

Advertising Costs

Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program. Direct-response advertising consists primarily of production of mailers and mailing costs associated with the direct-mail programs. Advertising costs that was expensed during the year end December 31, 2004 were $3.7 million.

Pre-opening Expenses

Pre-opening expenses representing primarily direct personnel and other costs incurred prior to the Acquisition were expensed as incurred.

Accounting for Derivative Instruments and Hedging Activities

The Company, uses a interest rate cap (the “Cap”) to assist in managing interest incurred on its Term Loan. The difference between amounts received and amounts paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or addition to, interest expense as incurred over the life of the Cap.

The Company has a policy aimed at managing interest rate risk associated with its current and anticipated future borrowings. This policy enables the Company to use any combination of interest rate swaps, futures, options, cap and similar instruments. To the extent the Company employs such financial instruments pursuant to this policy, and the instruments qualify for hedge accounting, they are accounted for as hedging instruments. In order to qualify for hedge accounting, the underlying hedged item must expose the Company to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce the Company’s exposure to market fluctuation throughout the hedge period. If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss in the period of change. Otherwise, gains and losses are not recognized except to the extent that the financial instrument is disposed of prior to maturity. Net interest paid or received pursuant to the financial instrument is included as interest expense in the period.

Loss Per Membership Unit

The Company’s loss per membership unit was calculated using the two-class method. Under the two-class method, losses are allocated to each class of membership unit based on the respective members’ participation rights in undistributed losses.

The diluted loss per membership unit includes the effect of the assumed conversion of the Class B Membership Units into Class A Membership Units at a 1:1 ratio. The 0.182 options to purchase Class A Membership Units and 181,667 options to purchase Class B Membership Units have been excluded from the diluted loss per membership unit calculation because the assumed conversion of these options would be anti-dilutive.

2004 Incentive Plan

In connection with the closing of the Acquisition, the Company’s board and members approved the Company’s 2004 Incentive Plan (the “Plan”). As of June 18, 2004, the Company had a total of 0.182 Class A Units and 181,667 Class B units reserved for issuance under the Plan.

Subsequent to the closing of the Acquisition, the Company granted 0.182 options of Class A Units and 181,667 options of Class B Units to certain executives, in accordance with the Plan. The options have a 10 year life, vest over three to five years and are valued at $100 per unit in both classes.

The Company accounts for stock-based compensation, including employee stock option plans, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and the Financial Accounting Standards Board’s Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25.” Had the Company accounted for these plans under the fair value method allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), the Company’s net loss and loss per membership unit would have been as follows on a pro forma basis:

For the Year Ended December 31, 2004

(in thousands, except membership unit data)

	Class A Membership Units	Class B Membership Units
Net loss	$(20,343)	$(20,343)
Stock-based compensation cost	(471)	(471)

Pro-forma net loss	$(20,814)	$(20,814)

Basic loss per membership unit	$(13.56)	$(13.56)
Stock-based compensation cost	(.32)	(.32)

Pro-forma basic loss per membership unit	$(13.88)	$(13.88)

Diluted loss per membership	$(13.56)	$—
Stock-based compensation cost	(.32)	—

Pro-forma diluted loss per membership unit	$(13.88)	$—

The fair value of the option grant during 2004 was estimated on the date of grant using an appraisal of the value of the Company and its membership units. The fair value of the option grant was estimated to equal the option strike price on the date of grant.

As a result of the difference in the option agreements differing valuing models were used to value the options as of December 31, 2004. The estimated fair value of 15,000 options granted and outstanding as of December 31, 2004 was $17.08 per membership unit and was computed using the binomial lattice valve method with the following weighted average assumptions: risk free interest rate of 2.9%; no expected dividend yields; and expected lives of 18 months. The estimated fair value of 41,688 options granted and outstanding as of December 31, 2004 was $27.73 per membership unit and was computed using the black scholes method with the following weighted average assumptions: risk free interest rate of 3.24%; no expected dividend yields; and expected lives of 30 months.

Recent Accounting Pronouncements

In September 2004, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (EITF 04-08), which is effective for reporting periods ending after December 15, 2004. EITF 04-08 requires companies to include shares issuable under convertible instruments in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. As of December 31, 2004 the Company only has the Term Loan that is not convertible to membership units, therefore the adoption of EITF 04-08, will not impact the future diluted earnings per membership of the Company.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires all companies to measure compensation costs for all share-based payments (including employee stock options) at fair value. This statement will be effective for public companies for interim or annual periods beginning after June 15, 2005. The Company is currently in the process of determining the impact this statement will have on its financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This statement is based on the principle that exchanges of nonmonetary assets should be measured based on fair value of the assets exchanged. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after

June 15, 2005. The Company believes that the adoption of this statement will not have a material effect on the Company’s financial condition or results of operations.

Note 3 – ACCOUNTS RECEIVABLE, NET

Components of accounts receivable were as follows (thousands):

December 31, 2004
Casino	$5,879
Hotel	8,002
Due from affiliates	2,327
Other	550

16,758
Less: allowance for doubtful accounts and discounts	(133)

$16,625

The Company extends credit to approved casino customers following background checks and investigations of creditworthiness.

An estimated allowance for doubtful accounts and discounts is maintained to reduce the Company’s receivables to their estimated net realizable value. Although management believes the allowance is adequate, it is possible that the estimated amount of cash collections with respect to the casino accounts receivable could change.

Note 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following (in thousands):

December 31, 2004
Land and land improvements	$153,982
Building and improvements	104,669
Equipment, furniture, fixtures and leasehold improvements	41,133
Construction in progress	879

300,663
Less: accumulated depreciation	(4,173)

$296,490

As discussed in Note 2, the Company is still evaluating the final allocation of the purchase price of the LVH assets acquired to the various asset categories based on management’s estimates and third party appraisals. Accordingly, the asset values indicated above may be modified in future reporting periods.

During the years ended December 31, 2004 and 2003, the Company did not have capitalized interest as there was no significant construction projects.

Note 5 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

December 31, 2004
Customer deposits	$4,639
Payroll and related	11,125
Taxes and licenses	1,811
Casino	5,926
License royalties	876
Interest	767
Other accruals	8,973

$34,117

Customer deposits relate to Casino front money, hotel, and banquet advance payments and are all due within one year.

Note 6 – LONG-TERM DEBT

On June 18, 2004 in connection with the consummation of the Acquisition, the Company entered into the Goldman Term Loan (the “Term Loan”). The Term Loan is for a principal amount of $200 million and is for an initial term of two (2) years with two one-year extensions. The Term Loan is subject to a $30 million holdback amount: $26 million has been set aside for renovation and construction and $4 million is held as a debt-service reserve. Interest on the Term Loan accrues at a rate of 6.50% plus the greater of (i) one-Month LIBOR (which was 2.42% at December 31, 2004) or (ii) 1.5%. The Term Loan provides for no amortization during the term. The Term Loan is secured by a first priority deed of trust on the Property.

Pursuant to the terms of the Term Loan, the Company purchased an interest rate cap at the funding of the Term Loan for $769,000 with LIBOR strike rate of 5% for the first two years of the Term Loan and an interest rate cap with a LIBOR strike rate of 6% for any extension periods. As of December 31, 2004, the interest rate cap was valued at $79,000 and the Company recorded a corresponding mark to market adjustment of $690,000 which is included in interest expense in the accompanying statement of operations.

Fair Value

Estimated fair values of the Company’s debt and related financial instruments are as follows (in thousands):

For Year Ended December 31, 2004

	Carrying Amount	Fair Value
Term Loan	$200,000	$200,000
Cap Agreement	$79	$79

The fair values of the Term Loan approximate its carrying amount based on the variable nature of the facilities. The fair value of the interest rate cap is based upon a quote from a broker.

Note 7 – REDEEMABLE MEMBERS’ INTERESTS

In connection with the closing of the Acquisition, the Company, Voteco, Coinvestment Voteco, Co-Investment Partners and Holdings entered into a Sale Right Agreement, dated June 18, 2004 (the “Sale Right Agreement”). Pursuant to the terms of Co-Investment Partners’ partnership agreement, at any time after May 23, 2008, Whitehall (a limited partner in Co-Investment Partners and an affiliate of Goldman Sachs & Co. and Archon Financial, L.P., the lender under the Goldman Term Loan) has the right to request that Co-Investment Partners purchase all of Whitehall’s interest in Co-Investment Partners at a purchase price determined by Whitehall. Pursuant to the Sale Right Agreement, upon receiving notice from Whitehall that it has exercised the sale right above the Company must, within forty-five days elect to either (i) purchase Whitehall’s interest in Co-investment Partners or (ii) sell the Company in its entirety. If the Company elects not to purchase Whitehall’s interest, it must appoint Goldman Sachs & Co. as its sole and exclusive agent for a period of one year to seek to sell the Company at a price extrapolated from the price Whitehall established for its interest in Co-Investment Partners. In addition, on June 18, 2010, if the Company has not been sold pursuant to sale right above or otherwise, the Company shall appoint Goldman Sachs & Co. as its sole agent to seek to sell the Company at the best price obtainable. For purposes of the diluted membership unit calculation, it is assumed that the redemption of Whitehall’s interest or sale of the property will be consummated at fair value.

Note 8 – MEMBERSHIP INTERESTS

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

As of December 31, 2004, VoteCo owns 0.60 Class A Units and Coinvestment Voteco owns 0.90 Class A Units. In addition, as of December 31, 2004, Holdings owns 600,000 Class B Units and Co-Investment Partners owns 900,000 Class B Units. Prior to the closing of the Acquisition, the Company executed the Operating Agreement. Pursuant to the Operating Agreement, holders of Class A Units are entitled to one vote per unit in all matters to be voted on by voting members of the Company. Holders of Class B units are not entitled to vote, except as otherwise expressly required by law.

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

The Company’s Class A Units issued to Coinvestment VoteCo are subject to the Coinvestment Transfer Restriction Agreement, which provides, among other things, that:

•	Co-Investment Partners has the right to acquire Class A Units from Coinvestment VoteCo on each occasion that Class B Units held by Co-Investment Partners would be transferred to a proposed purchaser who, in connection with such proposed sale, has obtained all licenses, permits, registrations, authorizations, consents, waivers, orders, findings of suitability or other approvals required to be obtained from, and has made all findings, notices or declarations required to be made with, all gaming authorities under all applicable gaming laws;

•	A specific purchase price, as determined in accordance with the Coinvestment

•	Transfer Restriction Agreement, will be paid to acquire the Class A Units from Coinvestment VoteCo; and

•	Coinvestment VoteCo will not transfer ownership of Class A Units owned by it except pursuant to such option of Co-Investment Partners.

The Company’s Class A Units issued to VoteCo are subject to the VoteCo Transfer Restriction Agreement, which provides, among other things, that:

•	Holdings has the right to acquire Class A Units from VoteCo on each occasion that Class B Units held by Holdings would be transferred to a proposed purchaser who, in connection with such proposed sale, has obtained all licenses, permits, registrations, authorizations, consents, waivers, orders, findings of suitability or other approvals required to be obtained from, and has made all findings, notices or declarations required to be made with, all gaming authorities under all applicable gaming laws;

•	A specific purchase price, as determined in accordance with the VoteCo Transfer Restriction Agreement, will be paid to acquire the Class A Units from VoteCo; and

•	VoteCo will not transfer ownership of Class A Units owned by it except pursuant to such option of Holdings.

It is currently anticipated that any future holders of the Company’s Membership Units will become a party to the Operating Agreement.

Note 9 – Employee Benefit Plan

Participation in the Colony Resorts 401(k) employee savings plan is available for all full time employees. The savings plan allows participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. The Company matches 50% of the first 6% of employee contributions, up to a maximum of 3% of participating employee’s eligible gross wages. For the year ended December 31, 2004, matching contributions expensed under the savings plan were $321,000.

Employees of the Company who are members of various unions are covered by union-sponsored, collective bargained, multiemployer health and welfare and defined benefit pension plans. The Company recorded expenses of $8.6 million for the year ended December 31, 2004 related to these plans. The plan’s sponsor’s have not provided sufficient information to permit the Company to determine its share of unfunded vested benefits, if any.

Note 10 – Related Party Transactions

Colony VI funded the escrow deposit and deferred financing costs and paid certain expenses related to the Company’s operations during the period from December 18, 2003 (inception) through June 17, 2004. These advances are reported as Due to Affiliate in the accompanying balance sheet as of December 31, 2003. At the completion of the Acquisition, these advances were converted to members’ equity.

In 2004, the Company advanced $2.1 million to Resorts International Holdings, Inc, (“RIH”), a company affiliated through common ownership, in connection with the acquisition of four gaming properties. The advance was recorded in other receivables as of December 31, 2004 and has been fully repaid as of February 11, 2005.

In connection with the acquisition of these properties, certain employees have provided consulting services to RIH for transition of the properties to RIH. The Company has billed a total of $205,000 for payroll and other expenses incurred on behalf of these employees. As of December 31, 2004 the amount is unpaid and is recorded in Accounts Receivable in the accompany balance sheet.

The Company entered into a Services Agreement, Joint Services Agreement and Joint Marketing Agreement with Resorts International Hotel, Inc. (“Resorts”) an affiliate of the Company (through common ownership) on June 18, 2004. These agreements provide for an initial term of three years with automatic one year renewal periods. The agreements provide that the Company and Resorts will cooperatively develop and implement joint services and marketing programs.

During the year ended December 31, 2004 the Company provided and/or received services from affiliated companies. The total net value of services received from the affiliated companies was $376,078.

Note 11 –Commitments and Contingencies

Employment Agreements

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

Hilton License Agreement

Concurrently with the closing of the Acquisition, the Company entered into a License Agreement pursuant to which the Company licenses from Hilton the right to use the mark “Hilton” and is part of Hilton’s reservation system and Hilton’s “HHonors Program (TM)”. The License Agreement commenced on the date of the closing of the Acquisition and expires on December 31, 2008. During the term of the License Agreement, the Company is required to pay Hilton an annual fee of $2,000,000 plus 1% of the Hotel’s gross room revenue to fund national and regional group advertising and sales and business promotion efforts by Hilton.

Easements

The Hilton Grand Vacations property, located adjacent to the Hotel, has an easement for use of approximately 260 parking spaces (out of approximately 4,800 parking spaces). There is also an easement for the use of the monorail that runs through the Hotel property.

Retail Management Agreement

The Company has entered into a retail management agreement with Caesars, in which Caesars would operate the retail operations of the Company. The Company receives 17.5% of the revenue less certain cost and expenses. The agreement expired on February 3, 2005 and the Company started operating the retail outlets.

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

To date, the Nevada Division of Environmental Protection has not required any additional investigation at the property. The Phase I report states that levels of tetrachloroethene and total petroleum hydrocarbons in the groundwater beneath the property in 2000 exceeded certain limits allowed under a National Pollutant Discharge Elimination System permit. The Phase I report indicates that the allowable levels have been exceeded in the past and a treatment system is needed to ensure compliance with applicable requirements. The Company believes the proper filtration system required for the dewatering sump pumps has been installed. The Phase I report also identified asbestos-containing materials at the Hotel. The Company expects to manage these materials pursuant to an operations and maintenance program.

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

Note 12 - . Quarterly Financial Information (Unaudited)

	Net revenues	Operating loss	Net Loss	Net loss applicable to membership units	Diluted loss per membership unit
	(amounts in thousands, except per share amounts)
Year ended December 31, 2004
First quarter (a)	$—	$(1,902)	$(1,902)	$(1,902)	$(1.27)
Second quarter (b)	7,259	(5,650)	(6,271)	(6,271)	(4.18)
Third quarter	53,684	(1,195)	(5,465)	(5,465)	(3.64)
Fourth quarter	56,275	(838)	(6,705)	(6,705)	(4.47)
Year ended December 31, 2003
Fourth quarter (c)	$—	$(412)	$(412)	$—	$—

(a)	There were no operations in the first quarter of 2004, as the Company was in the process of completing the Acquisition. Membership units had not been unitized at March 31, 2004.

(b)	The Acquisition was completed on June 18, 2004 and the Company took over operations of the Hotel on this date.

(c)	The Company was formed on December 18, 2003 for the purpose of acquiring substantially all of the assets and assuming certain liabilities of the Las Vegas Hilton. Membership Units had not been unitized at December 31, 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To LVH Corporation:

We have audited the accompanying balance sheets of LVH Corporation (a wholly owned subsidiary of Caesars Entertainment, Inc.) as of June 17, 2004 and December 31, 2003, and the related statements of operations and accumulated deficit and of cash flows for the period from January 1, 2004 through June 17, 2004 and for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of LVH Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of LVH Corporation as of June 17, 2004 and December 31, 2003, and the results of its operations and its cash flows for the period from January 1, 2004 through June 17, 2004 and for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared from the separate records maintained by LVH Corporation and may not necessarily be indicative of the conditions that would have existed or the results of operations if LVH Corporation had been operated as an unaffiliated company. Portions of certain expenses represent charges and allocations made from home-office items applicable to Caesars Entertainment, Inc. as a whole or transactions with other wholly owned subsidiaries of Caesars Entertainment, Inc., most of which are transacted at amounts which approximate “cost” rather than market rates for similar transactions with companies outside the controlled group.

/s/    Deloitte & Touche LLP

Las Vegas, Nevada

October 12, 2004

LVH CORPORATION

BALANCE SHEETS

(In Thousands, except share amounts)

AS OF JUNE 17, 2004 AND DECEMBER 31, 2003

	2004	2003
Assets
CURRENT ASSETS:
Cash and equivalents	$9,949	$12,734
Accounts receivable, net	10,118	21,764
Inventories	2,686	2,472
Prepaid expenses and other current assets	4,908	3,894

Total current assets	27,661	40,864
PROPERTY AND EQUIPMENT, net	160,357	166,159
OTHER ASSETS	215	188

Total assets	$188,233	$207,211

Liabilities and stockholder’s equity
CURRENT LIABILITIES:
Accounts payable and book overdrafts	$4,119	$4,935
Due to affiliated companies	33,854	39,993
Accrued expenses	25,407	43,499

Total current liabilities	63,380	88,427
OTHER LIABILITIES	35	72

Total liabilities	$63,415	$88,499

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY:
Common stock ($1.00 par value, 25,000 shares authorized, 1,000 shares issued and outstanding)	1	1
Additional paid-in capital	332,747	332,747
Accumulated deficit	(207,930)	(214,036)

Total stockholder’s equity	124,818	118,712

Total liabilities and stockholder’s equity	$188,233	$207,211

See notes to financial statements.

LVH CORPORATION

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

(In Thousands)

FOR THE PERIOD FROM JANUARY 1, 2004 THROUGH JUNE 17, 2004 AND THE YEARS ENDED

DECEMBER 31, 2003 AND 2002

	2004	2003	2002
Revenues
Casino	$38,471	$75,864	$81,412
Rooms	42,919	72,686	68,058
Food and beverage	26,106	47,396	43,072
Other revenue	9,700	18,065	23,109

	117,196	214,011	215,651

Expenses
Casino	25,796	54,639	52,459
Rooms	12,738	25,929	23,899
Food and beverage	24,932	49,105	45,599
Other expense	5,021	11,501	15,458
General and administrative	30,295	63,609	61,359
Depreciation and amortization	8,741	18,190	16,708
Management fee to parent	3,567	6,563	6,598

	111,090	229,536	222,080

Operating income (loss)	6,106	(15,525)	(6,429)
Interest income	—	—	12

Net income (loss)	6,106	(15,525)	(6,417)
Accumulated deficit, beginning of period	(214,036)	(198,511)	(192,094)

Accumulated deficit, end of period	$(207,930)	$(214,036)	$(198,511)

See notes to financial statements.

LVH CORPORATION

STATEMENTS OF CASH FLOWS

(In Thousands)

FOR THE PERIOD FROM JANUARY 1, 2004 THROUGH JUNE 17, 2004 AND THE YEARS ENDED

DECEMBER 31, 2003 AND 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,106	$(15,525)	$(6,417)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,741	18,190	16,708
Provision for bad debts	(375)	(1,678)	(4,619)
Other	32	235	45
Change in working capital components:
Accounts receivable	12,021	(7,972)	11,135
Inventories, prepaid expenses and other current assets	(1,228)	173	(1,336)
Accounts payable and accrued expenses	(18,945)	9,697	(14,131)

Net cash provided by operating activities	6,352	3,120	1,385

CASH FLOWS USED IN INVESTING ACTIVITIES-Additions to property and equipment	(2,998)	(11,434)	(19,470)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES-Change in due to affiliated companies	(6,139)	5,798	24,113

(Decrease) increase in cash and equivalents	(2,785)	(2,516)	6,028
Cash and equivalents at beginning of period	12,734	15,250	9,222

Cash and equivalents at end of period	$9,949	$12,734	$15,250

LVH CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM JANUARY 1, 2004 THROUGH JUNE 17, 2004 AND THE YEARS ENDED

DECEMBER 31, 2003 AND 2002

1. BASIS OF PRESENTATION AND OPERATIONS

The accompanying financial statements present the accounts of LVH Corporation (the “Company”). The Company is a wholly-owned indirect subsidiary of Caesars Entertainment, Inc. (“Caesars” or the “Parent”). The accompanying financial statements have been prepared from the separate records maintained by the Company and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Company had been operated as an unaffiliated company.

The Company owns and operates the Las Vegas Hilton Hotel and Casino (the “Property”), a hotel and casino that is located on approximately 59 acres adjacent to the Las Vegas Convention Center. With this prominent convention location, the Property focuses its marketing toward convention groups. The Property features 2,968 guest rooms and suites, approximately 74,000 square feet of casino space, 12 restaurants and 225,000 square feet of meeting and convention area. The Property also includes a 1,600-seat showroom featuring top entertainers, a night club, and a spa and health club.

On December 24, 2003, Caesars entered into a definitive agreement to sell the Property to an affiliate of Colony Capital, LLC (“Colony”), a Los Angeles based international private investment firm, for approximately $280,000,000. The transaction closed on June 17, 2004.

Under the terms of the agreement, Colony purchased most the assets of the Company, and assumed certain related current liabilities. The aggregate consideration was adjusted for changes in net working capital. In addition, certain gaming devices leased from a wholly-owned subsidiary of Caesars (as discussed in Note 7) were included in the assets sold to Colony.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Equivalents—LVH considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. The carrying amount of cash and equivalents approximates its fair value.

Accounts Receivable—Accounts receivable from customers are stated net of an allowance for doubtful accounts of $3,076,000 and $3,365,000 as of June 17, 2004 and December 31, 2003, respectively.

Concentrations of Credit Risk—Financial instruments that potentially subject LVH to concentration of credit risk consist principally of accounts receivable.

LVH extends credit to certain customers following an evaluation of the creditworthiness of the individual or entity. LVH maintains an allowance for doubtful accounts to reduce the accounts receivable to their estimated collectible amount. As of June 17, 2004, management believes that there are no concentrations of credit risk for which an allowance has not been established and recorded. The collectibility of foreign and domestic accounts receivable could be affected by future economic or other significant events in the United States or in the countries in which such foreign customers reside.

Inventories—Inventories consist primarily of food and beverage items and operating supplies and are stated at the lower of cost or market. Cost is determined by the weighted-average cost method.

Property and Equipment—Property and equipment are stated at cost. Costs of improvements are capitalized. Costs of normal repairs and maintenance are charged to expense as incurred. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the respective accounts, and the resulting gain or loss, if any, is included in the statements of operations.

LVH CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE PERIOD FROM JANUARY 1, 2004 THROUGH JUNE 17, 2004 AND THE YEARS ENDED

DECEMBER 31, 2003 AND 2002

Depreciation is provided on a straight-line basis over the estimated useful life of the assets. Leasehold improvements are amortized over the shorter of the asset life or lease term. The service lives of assets are generally 30 to 40 years for buildings and 3 to 10 years for furniture and equipment.

The carrying values of LVH’s assets are reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. If it is determined that an impairment has occurred, then an impairment loss is recognized in the statement of operations.

Book Overdrafts—Book overdrafts are included on the balance sheets with accounts payable and totaled $3,711,000 and $2,960,000 as of June 17, 2004 and December 31, 2003, respectively.

Self-Insurance—LVH is self-insured for various levels of general liability, workers’ compensation, and non-union employee medical and life insurance coverage. Self-insurance reserves are estimated based on LVH’s claims experience and are included in accrued expenses on the balance sheets.

Revenue Recognition—Casino revenue is derived primarily from patrons wagering on slot machines, table games and other gaming activities. Table games generally include Blackjack or Twenty One, Craps, Baccarat and Roulette. Other gaming activities include Keno and Race and Sports. Casino revenue is defined as the win from gaming activities, computed as the difference between gaming wins and losses, not the total amounts wagered. Casino revenue is recognized at the end of each gaming day.

Rooms revenue is derived from rooms and suites rented to guests. Rooms revenue is recognized at the time the room is provided to the guest.

Food and beverage revenues are derived from food and beverage sales in the food outlets of our casino hotel, including restaurants, room service and banquets. Food and beverage revenue is recognized at the time the food and/or beverage is provided to the guest.

Other revenue includes retail sales, entertainment sales, telephone, and other miscellaneous income at the casino hotel.

The revenue components presented in the statements of operations exclude the retail value of rooms, food and beverage, and other goods or services provided to customers on a complimentary basis. Complimentary revenues which have been excluded from the accompanying statements of operations are as follows:

	2004	2003	2002
	(in thousands)
Rooms	$4,707	$9,575	$8,887
Food and beverage	5,306	9,984	9,458
Other revenue	682	1,205	1,115

Total complimentary revenues	$10,695	$20,764	$19,460

LVH CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE PERIOD FROM JANUARY 1, 2004 THROUGH JUNE 17, 2004 AND THE YEARS ENDED

DECEMBER 31, 2003 AND 2002

The estimated departmental costs of providing these complimentaries are classified in the statements of operations as an expense of the department issuing the complimentary, primarily the casino department, and are as follows:

	2004	2003	2002
	(in thousands)
Rooms	$1,401	$3,534	$3,235
Food and beverage	4,785	9,269	9,039
Other expense	635	1,235	1,112

Total cost of promotional allowances	$6,821	$14,038	$13,386

Income Taxes—LVH is included in the consolidated federal income tax return of Caesars. LVH computes its income tax expense based on its separate stand-alone operating results using the asset and liability method. Due to recurring losses, no current federal income tax expense is recognized and deferred tax assets related to such Net Operating Loss carryforwards have been recorded. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are recorded as deemed necessary based upon the uncertainty surrounding the realization of deferred tax assets.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

3. ACCOUNTS RECEIVABLE

Accounts receivable as of June 17, 2004 and December 31, 2003 are as follows:

	2004	2003
	(in thousands)
Casino	$5,379	$19,427
Hotel and other	7,815	5,702

	13,194	25,129

Less allowance for doubtful accounts	(3,076)	(3,365)

Total	$10,118	$21,764

The provision (benefit) for estimated uncollectible receivables, primarily included in casino expenses, was $(1,678,000), $(4,619,000) and $3,484,000 for the period ended June 17, 2004 and for the years ended December 31, 2003 and 2002, respectively.

LVH CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE PERIOD FROM JANUARY 1, 2004 THROUGH JUNE 17, 2004 AND THE YEARS ENDED

DECEMBER 31, 2003 AND 2002

4. PROPERTY AND EQUIPMENT

Property and equipment as of June 17, 2004 and December 31, 2003 are as follows:

	2004	2003
	(in thousands)
Land	$18,685	$18,685
Buildings and leasehold improvements	308,105	306,724
Furniture and equipment	126,827	124,343
Construction in progress	—	926

	453,617	450,678
Less accumulated depreciation and amortization	(293,260)	(284,519)

Total	$160,357	$166,159

5. ACCRUED EXPENSES

Accrued expenses as of June 17, 2004 and December 31, 2003 are as follows:

	2004	2003
	(in thousands)
Compensation and benefits	$10,781	$14,933
Customer deposits and future bets	3,487	4,399
Outstanding casino chips and tokens	972	1,856
Gaming and property taxes	1,173	909
Outstanding sport, race and pari-mutuel tickets	200	11,889
Other	8,794	9,513

Total	$25,407	$43,499

6. INCOME TAXES

LVH is included in the consolidated federal income tax return of Caesars. Accordingly, the current federal tax liability or benefit resulting from the taxable income or loss generated by LVH is recognized by Caesars in its consolidated federal tax return.

LVH CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE PERIOD FROM JANUARY 1, 2004 THROUGH JUNE 17, 2004 AND THE YEARS ENDED

DECEMBER 31, 2003 AND 2002

The income tax benefit for the period ended June 17, 2004 and the years ended December 31, 2003 and 2002 are as follows:

	2004	2003	2002
	(in thousands)
Deferred federal benefit	$1,724	$(5,758)	$(2,367)
Valuation allowance	(1,724)	5,758	2,367

Total	$—	$—	$—

A reconciliation of LVH’s income tax benefit as compared to the benefit calculated by applying the federal statutory rate (35%) to the loss before income:

	2004	2003	2002
	(in thousands)
Computed expected income tax benefit	$2,137	$(5,434)	$(2,246)
General business credits differential	(436)	(340)	(308)
Other	23	16	187
Valuation allowance	(1,724)	5,758	2,367

Total	$—	$—	$—

The income tax effects of temporary differences between financial and income tax reporting that give rise to deferred tax assets and liabilities as of June 17, 2004 and December 31, 2003 are as follows:

	2004	2003
	(in thousands)
Deferred tax assets
Accrued expenses	$—	$—
Insurance and other reserves	547	815
Benefit plans	863	687
Fixed assets, primarily depreciation	30,246	30,621
Net operating loss and credit carryforwards	38,261	39,985

Total deferred tax assets	69,917	72,108

Deferred tax liabilities
Accrued expenses	(817)	(653)
Other	(32)	(216)
Total deferred tax liabilities	(849)	(869)

Net deferred tax assets before valuation allowance	69,068	71,239
Valuation allowance	(69,068)	(71,239)

Net deferred tax assets	$—	$—

LVH CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE PERIOD FROM JANUARY 1, 2004 THROUGH JUNE 17, 2004 AND THE YEARS ENDED

DECEMBER 31, 2003 AND 2002

Management has considered certain tax planning strategies as permitted by SFAS No. 109, Accounting for Income Taxes. Management has determined that tax benefits associated with deferred tax assets are more likely than not unrealizable through reduction of LVH’s future taxable income and future reversals of existing temporary differences and has recorded a full valuation allowance.

The Internal Revenue Service is currently examining the Parent’s federal income tax returns for the years ended December 31, 1999, 2000 and 2001. In LVH’s opinion, any tax liability arising from the examinations will not have a material adverse impact on LVH’s financial statements.

7. RELATED PARTY TRANSACTIONS

Caesars

LVH has ongoing related party transactions with Caesars and certain other wholly owned subsidiaries of Caesars, most of which are transacted at amounts which approximate “cost” rather than market rates for similar transactions with companies outside the controlled group. Caesars allocates of certain common expenses to LVH, which are described below. These costs were allocated based on LVH’s proportionate usage of these services, using methods the management believes are reasonable and appropriate, such as number of employees, room reservations booked and actual usage. Certain expenses are not necessarily indicative of what would have existed if LVH had operated as a stand alone Company. A description of the primary related party transactions that have been accounted for in the books and records of LVH is as follows:

LVH leases gaming devices from a wholly owned subsidiary of Caesars. Lease expense for such gaming devices pursuant to these lease agreements totaled approximately $353,000, $823,000 and $572,000 for the period ended June 17, 2004 and for the years ended December 31, 2003 and 2002, respectively.

Employees of LVH are eligible to participate in a 401(k) savings plan sponsored by Caesars (the “Plan”) after meeting certain age and length of employment requirements. Caesars remits all payroll deductions, employer matching and administrative expenses to the trustee of the Plan. These charges totaled approximately $2,164,000, $4,002,000, and $3,937,000 for the period ended June 17, 2004 and for the years ended December 31, 2003 and 2002, respectively.

Certain executive level employees of LVH are eligible to participate in a deferred compensation plan sponsored by remits all payroll deductions, employer matching and administrative expenses to the trustee of the deferred compensation plan. These charges totaled approximately $524,000, $705,000 and $1,025,000 for the period ended June 17, 2004 and for the years ended December 31, 2003, and 2002, respectively.

Medical benefits for employees of LVH as well as certain other employee related benefits such as a wellness center, employee assistance program and health fairs are provided and funded by Caesars. Charges for these items totaled approximately $4,160,000, $6,595,000 and $5,170,000 for the period ended June 17, 2004 and for the years ended December 31, 2003, and 2002, respectively.

LVH is included with Caesars and its other domestic subsidiaries for general liability, worker’s compensation, theft, errors and omissions and other insurance purposes. Costs for the self-insured general liability and worker’s compensation programs are allocated to Caesars’ subsidiaries based upon actual claim data and costs for the other coverage are allocated to Caesars’ subsidiaries based on relative premium by subsidiary. Insurance costs allocated to LVH totaled approximately $793,000, $2,350,000 and $2,803,000 for the period ended June 17, 2004 and for the years ended December 31, 2003, and 2002, respectively.

LVH CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE PERIOD FROM JANUARY 1, 2004 THROUGH JUNE 17, 2004 AND THE YEARS ENDED

DECEMBER 31, 2003 AND 2002

Caesars and other wholly owned subsidiaries of Caesars provide marketing and advertising services for LVH. Included in these costs are the costs of advertising for LVH in various media outlets and direct marketing efforts to certain patrons. Marketing and advertising costs allocated to LVH totaled approximately $297,000, $1,220,000 and $885,000 for the period ended June 17, 2004 and for the years ended December 31, 2003, and 2002, respectively.

Caesars and other wholly owned subsidiaries of Caesars provide various support services for LVH. Included in these services are accounts payable, call center, collections, human resources, payroll, public relations, purchasing and race and sports book administration. Support services costs allocated to LVH totaled approximately $1,145,000, $2,084,000 and $1,430,000 for the period ended June 17, 2004 and for the years ended December 31, 2003, and 2002, respectively.

Wholly owned subsidiaries of Caesars provide various services for LVH. Included in these services are food preparation, laundry, dry cleaning and other professional services. Service costs allocated to LVH totaled approximately $2,816,000, $6,057,000 and $5,277,000 for the period ended June 17, 2004 and for the years ended December 31, 2003, and 2002, respectively.

LVH utilizes the facilities of other wholly owned subsidiaries of Caesars as a marketing mechanism for certain patrons, including Cascata, the Caesars owned golf course. Costs allocated to LVH totaled approximately $93,000, $274,000 and $323,000 for the period ended June 17, 2004 and for the years ended December 31, 2003, and 2002, respectively.

LVH and other wholly owned subsidiaries of Caesars buy and sell tickets to various events to be distributed to certain patrons as well as host events attended by patrons of other Caesars’ hotels and casinos. The net amount of such purchases and sales was an expense of approximately $422,000, $474,000 and $107,000 for the period ended June 17, 2004 and for the years ended December 31, 2003, and 2002, respectively.

Certain significant construction projects are managed through Caesars. Caesars purchases the materials and manages the construction process, charging LVH the total cost of both the materials and labor. The total amount of such costs was approximately $363,000, $4,278,000 and $14,981,000 for the period ended June 17, 2004 and for the years ended December 31, 2003, and 2002, respectively.

Caesars funds postage costs to the third party vendor as well and charging such postage costs to LVH. Postage costs allocated to LVH totaled approximately $265,000, $470,000 and $641,000 for the period ended June 17, 2004 and for the years ended December 31, 2003, and 2002, respectively.

LVH and other wholly owned subsidiaries of Caesars share race and sports book revenues and the gaming taxes associated with such revenues based upon race and sports book handle. In conjunction with this revenue sharing, LVH recorded a net benefit of approximately a net expense of $1,219,000, $2,433,000 and $1,143,000 for the period ended June 17, 2004 and for the years ended December 31, 2003, and 2002, respectively.

Caesars and other wholly owned subsidiaries of Caesars provide various support services and products for sale in LVH’s retail outlets. The costs for such products and support services allocated to LVH totaled approximately $1,200,000, $2,253,000 and $1,855,000 for the period ended June 17, 2004 and for the years ended December 31, 2003, and 2002, respectively.

LVH receives a credit from Caesars for commissions on ATM and cash advance transactions as well as rebates associated with LVH purchases. The credits allocated to LVH totaled approximately $739,000, $1,333,000 and $681,000 for the period ended June 17, 2004 and for the years ended December 31, 2003, and 2002, respectively.

LVH CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE PERIOD FROM JANUARY 1, 2004 THROUGH JUNE 17, 2004 AND THE YEARS ENDED

DECEMBER 31, 2003 AND 2002

Caesars receives a management fee for services provided to LVH by the Parent that is based upon certain operating results. The services provided to LVH by the Parent include centralized information technology, internal audit, risk management, legal and other administrative functions. The fee charged totaled approximately $3,567,000, $6,563,000 and $6,598,000 for the period ended June 17, 2004 and for the years ended December 31, 2003, and 2002, respectively.

The net amounts due to Caesars and certain other wholly owned subsidiaries of Caesars as a result of related party transactions totaled $33,854,000 and $39,993,000 as of June 17, 2004 and December 31, 2003, respectively. Such amounts are non-interest bearing.

Hilton

On December 31, 1998, Hilton Hotels Corporation (“Hilton”) completed the transfer of the operations, assets and liabilities of its gaming business to the Parent. Hilton and Caesars have several members of their Boards of Directors in common. LVH has ongoing related party transactions with Hilton and certain other wholly owned subsidiaries of Hilton. A description of the primary related party transactions that have been accounted for in the books and records of LVH is as follows:

LVH pays a franchise fee for the rights to use the Hilton trade name. Franchise fees paid to Hilton pursuant to the franchise fee agreement totaled approximately $1,600,000 the period ended June 17, 2004 and $2,500,000 for each of the years ended December 31, 2003 and 2002.

LVH pays a fee for the right to be included in the Hilton group and convention marketing literature and program. Group and convention marketing fees paid to Hilton totaled approximately $424,000, $710,000 and $668,000 for the period ended June 17, 2004 and for the years ended December 31, 2003, and 2002, respectively.

LVH pays a fee for the usage of a centralized reservations system. Reservations fees paid to Hilton totaled approximately $112,000, $322,000 and $485,000 for the period ended June 17, 2004 and for the years ended December 31, 2003, and 2002, respectively.

LVH pays a fee for the HHonors™ customer loyalty program. HHonors™ fees paid to Hilton totaled approximately $272,000, $522,000 and $460,000 for the period ended June 17, 2004 and for the years ended December 31, 2003 and 2002, respectively. LVH receives a fee from Hilton when a patron utilizes their HHonors™ points at the Property. HHonors™ fees received from Hilton totaled approximately $514,000, $1,017,000 and $437,000 for the period ended June 17, 2004 and for the years ended December 31, 2003, and 2002, respectively.

8. COMMITMENTS AND CONTINGENCIES

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

Contracts

Pursuant to agreements between LVH and Paramount Parks, Inc. (“Paramount”), under which Paramount operates a themed simulation ride attraction at the Property called Star Trek: The Experience (the “Attraction”), LVH recorded net expense of approximately $174,000, $1,375,000 and $1,188,000 for the period ended June 17, 2004 and for the years ended December 31, 2003, and 2002, respectively.

LVH CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE PERIOD FROM JANUARY 1, 2004 THROUGH JUNE 17, 2004 AND THE YEARS ENDED

DECEMBER 31, 2003 AND 2002

In addition, LVH paid approximately $171,000, $1,112,000 and $1,235,000 for the period ended June 17, 2004 and for the years ended December 31, 2003, and 2002, respectively, toward advertising making reference to the Attraction. Effective January 1, 2004, the agreements were amended to eliminate the annual payments to Paramount, eliminate the annual Star Trek advertising, except for approximately $250,000 to be paid in 2004, and required LVH to provide $2,000,000 to be used for improvements to the Attraction, which LVH paid to Paramount in December 2003.

Other

LVH is obligated under other contracts for various items such as advertising, equipment maintenance and employment.

The following is a schedule of future minimum commitments under noncancellable contacts as of June 17, 2004 (in thousands):

2004	$1,894
2005	1,348
2006	292
2007	38
2008 and thereafter	50

Total	$3,622

9. Quarterly Information (Unaudited)

	Net revenues	Operating income (loss)	Income (loss) before income taxes and change in accounting principle	Net income (loss) applicable to common stock	Diluted earnings (loss) per common share
	(amounts in thousands, except per share amounts)
For the Period ended June 17, 2004
First quarter	$66,921	$6,763	$6,763	$6,763	$—
Second quarter	50,275	(657)	(657)	(657)	—
Year ended December 31, 2003
First quarter	$56,743	$455	$455	$455	$—
Second quarter	51,607	(4,361)	(4,361)	(4,361)	—
Third quarter	51,162	(8,000)	(8,000)	(8,000)	—
Fourth quarter	54,499	(3,619)	(3,619)	(3,619)	—

ITEM 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. —CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s Chief Executive Officer and its Executive Vice President-Finance (its principal financial officer) have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of December 31, 2004 and have concluded that they are effective within the reasonable assurance threshold described above.

b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART III

ITEM 10. —DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company as of December 31, 2004 are as follows:

NAME	AGE	POSITION
Thomas J. Barrack, Jr.	57	Chairman of the Board
Nicholas L. Ribis	59	Vice-Chairman of the Board
Rodolfo Prieto	60	Chief Executive Officer and General Manager
Robert Schaffhauser	58	Executive Vice President, Finance
Kenneth M. Ciancimino	43	Executive Vice President, Administration
Gonzalo De Varona	41	Vice President of Casino Marketing
Thomas E. Page	45	Senior Vice President—Sales

THOMAS J. BARRACK, JR. has served as a Manager and Board Member of the Company since its formation. Mr. Barrack also holds a majority membership interest in Coinvestment VoteCo and all of the membership interests in VoteCo. Mr. Barrack has served as Chairman and Chief Executive Officer of each of Colony Capital, LLC (“Colony Capital”) and Colony Advisors, LLC (“Colony Advisors”) since their organization in August 1992 and September 1991, respectively. Colony Capital and Colony Advisors are international real estate investment and management firms. Mr. Barrack is a Director of Continental Airlines, Inc., a commercial airline and First Republic Bank, a full-service private banking, investment management and trust services company.

NICHOLAS L. RIBIS has served as a Manager and Board Member of the Company since its formation. Mr. Ribis currently is the Vice Chairman of Resorts International Hotel & Casino, Inc., which owns and operates Resorts Atlantic City, a casino hotel in Atlantic City, New Jersey. Mr. Ribis served as President, Chief Executive Officer and director of Trump Hotels and Casino Resorts from 1995 to 2000. Trump Hotels and Casino Resorts engages in investments in real estate and gaming facilities. From January 1993 to January 1995, Mr. Ribis was Chairman of the Casino Association of New Jersey, and has served for seven years on the board of trustees of the CRDA.

RODOLFO PRIETO has served as the Chief Executive Officer and General Manager of the Company since February 26, 2004. Mr. Prieto has over forty years of work experience in the entertainment, hospitality, and gaming industries. Prior to joining the Company, Mr. Prieto was Senior Vice President of Operations for Boyd Gaming Corporation (“Boyd”), a highly respected gaming corporation that owns twelve properties in the United States. During his tenure at Boyd, Mr. Prieto substantially contributed to the expansion, increased revenues, and productivity of the organization. From 1995 to 1999, Mr. Prieto worked at the Trump Taj Mahal Casino in Atlantic City. Initially serving as Executive Vice President of Operations, Mr. Prieto became President and Chief Executive Officer of the Taj Mahal for the four years prior to his move to Las Vegas in 2000. Prior to joining the Trump Organization, Mr. Prieto served as Executive Vice President of the Tropicana Resort in Las Vegas. At Tropicana, Mr. Prieto contributed to its repositioning and transformation to a major slot revenue producer in the late 1980’s. Mr. Prieto attended the Universidad Autonoma de Guadalajara in Guadalajara, Mexico from 1960 to 1963. He then attended La Salle University in Mexico City, where he studied Business Administration. In addition, Mr. Prieto has attended the Holiday Inn University in Memphis, Tennessee, where he studied innkeeping and has attended numerous seminars on management, finance and accounting. Mr. Prieto is a member of the Nevada Hotel and Motel Association.

ROBERT SCHAFFHAUSER has served as the Executive Vice President, Finance, since February 16, 2004. Prior to joining the Company, Mr. Schaffhauser was Senior Vice President of KMA Direct Communications, Inc. where he was responsible for the business planning and administrative functions (including finance, legal, human resources, information technology, risk management, and purchasing) relating to the operation of a boutique advertising agency. From 1993 to 2000, Mr. Schaffhauser worked for the Trump Organization, most recently as Executive Vice President of the Trump Plaza Hotel and Casino, where he was responsible for the business planning, credit, and financial functions relating to the operation of the casino, 1,500 room hotel, retail outlets, and an entertainment venue. Mr. Schaffhauser also served as Executive Vice President of Trump’s Castle Casino Resort & Marina where he managed the financial functions of the hotel and casino complex. In addition, Mr. Schaffhauser was an Internal Consultant for Trump Hotels & Casinos, Inc., where he was responsible for research and analysis of gaming opportunities in jurisdictions other than Atlantic City. In this capacity, he prepared proposals and presentations, negotiated financing, and participated in post award planning. Mr. Schaffhauser holds a Bachelor’s degree in Accounting from Rutgers University. He is licensed as a Certified Public Accountant in the State of New Jersey.

KENNETH M. CIANCIMINO has served as the Executive Vice President, Administration since February 26, 2004. Prior to joining the Company, Mr. Ciancimino served as Vice President of Business Development and Strategic Planning for The Media and Marketing Group, a full-service advertising, marketing and communications agency specializing in casino gambling. Mr. Ciancimino, based in Las Vegas, was the executive responsible for business development and strategic planning for the agency, which has offices in New Jersey, Las Vegas, and Indiana. From 1993 to 2000, Mr. Ciancimino served in various positions within Trump Hotels & Casino Resorts, Inc. As Vice President of Corporate Affairs, he was primarily responsible for the investor relations function of the NYSE company with $1.4 billion in revenues and 16,000 employees. In addition, Mr. Ciancimino was responsible for the analysis of potential casino development opportunities in both existing and emerging gaming jurisdictions worldwide. This analysis included market demographics, financing opportunities, regulatory issues, and political issues. In addition, Mr. Ciancimino assisted the President and CEO on company corporate finance projects that included debt refinancing, equity offerings, and other corporate financial strategic plans. Within Trump Hotels & Casino Resorts, Inc., Mr. Ciancimino also served as Executive Director of Corporate Affairs, Business Analysis Manager, and as a Development Analyst. Mr. Ciancimino received a Bachelor’s degree in Psychology and Sociology from Rutgers University, and an MBA in Finance and Management from Seton Hall University. While at Seton Hall, Mr. Ciancimino served as the Commander of Cadets and was a Distinguished Military Graduate. While a member of the United States Army Reserve, Mr. Ciancimino served as Company Commander of Company A, 2-102 50th Armored Division.

GONZALO DE VARONA has served as Vice President of Casino Marketing since May 17, 2004. Prior to joining the Company, Mr. De Varona served as Vice President of Latin Operations at Paris and Bally’s Casino Resorts in Las Vegas, where he recruited and trained marketing personnel, developed promotions and special events and used direct marketing to increase non-gaming revenue. From 1990 to 2000, Mr. De Varona served the Trump Taj Mahal Hotel & Casino in Atlantic City as General Manager of Food & Beverage, Director of Latin Marketing, and ultimately Vice President of Latin Operations. He was responsible in these latter roles for developing special events, promotions, and a strong network of junket representatives to attract the Latin community to the casino. Mr. De Varona earlier had served in Puerto Rico at El San Juan Hotel & Casino, Sands Hotel & Casino, and Hyatt Dorado Beach before completing his postgraduate degree at the Institute Hotelier Cesar Ritz in Le Bouveret, Switzerland in 1987. He received his Bachelor’s Degree from Florida International University’s Hospitality Management program in 1982 after studying at the Cornell University School of Hotel Administration affiliate in San Juan.

THOMAS E. PAGE has served as the Senior Vice President of Sales since June 18, 2004. Prior to that and since December 1997, Mr. Page served LVH in the same position. Mr. Page has served with the Hilton Hotel Corporations for over 20 years, 15 years of which have been with the Hotel. Mr. Page was Director of Sales from 1992 to 1997 and the Assistant Director of Sales from 1989 to 1992. Mr. Page began his career with the Las Vegas Hilton in 1989 as the National Sales Manager. Prior to joining the Las Vegas Hilton, Mr. Page served as Convention

Service Manager for the Hilton at the Park and as Sales Manager for the Anaheim Hilton from 1984 to 1989. Mr. Page started his career with the San Diego Hilton as a Management Trainee, working his way to the Convention Service Manager at the San Francisco Hilton. Mr. Page graduated in 1983 from California State Poly-Tech, Pomona with a Bachelor’s Degree in Hotel, Restaurant Management.

Pursuant to the terms of his employment agreement, Mr. Prieto will serve for an initial term of five years with the possibility of one year renewals after the initial term. The employment agreements for Messrs. Schaffhauser, Ciancimino and De Varona are for an initial term of three years and Messrs. Schaffhauser and Ciancimino’s employment agreements are subject to one-year extensions. Mr. Page will serve until December 31, 2004. After that time, he will be an employee at will. See “Item 13: Certain Relationships and Related Transactions”.

Pursuant to the terms of the Operating Agreement, Mr. Barrack and Mr. Ribis (and any subsequent Managers) will serve as Managers of the Company until replaced by a vote of the holders of a majority of Class A Units or until such Manager resigns. The Company has no audit committee nor an audit committee financial expert. The Company paid no compensation to officers, directors or managers for the fiscal year ended December 31, 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company or written representations that any such reports were timely filed or that no such reports were required, during the year ended December 31, 2004, all Section 16(a) filing requirements applicable to its executive officers, directors, and greater-than-10% beneficial owners were satisfied.

Code of Ethics

During the year ended December 31, 2004 the Company adopted a Code of Ethics that is included as Exhibit 14.1 to this Annual Report on Form 10 K.

ITEM 11. —EXECUTIVE COMPENSATION

The following table sets forth the cash compensation expected to be paid by the Company for services to the Chief Executive Officer and to each of the other most highly compensated executive officers of the Company who have entered into employment or service agreements with the Company as of June 18, 2004, and whose cash compensation is expected to exceed $100,000 during the fiscal year ending December 31, 2004 (the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Positions	Year	Annual Compensation			Long-Term Compensation Awards			All Other Compensation ($)
					Securities Underlying Options (#)
		Salary ($)(1)	Bonus ($)		Class A Units	Class B Units
Rodolfo Prieto Chief Executive Officer and General Manager	2004	$551,667	$130,500	(2),(3)	.025	25,000		$6,750	(6)
Nicholas Ribis Vice Chairman	2004	$350,000	—		.125	125,000		—
Robert Schaffhauser Executive Vice President, Finance	2004	$262,500	—	(3)	.0085	8,333.5	(4)	$6,750	(6)
Kenneth M. Ciancimino Executive Vice President, Administration	2004	$230,192	30,000	(3)	.0085	8,333.5	(4)	$11,144	(6),(7)
Gonzalo De Varona Vice President of Casino Marketing	2004	$137,500	—	(3)	—	—		—
Thomas E. Page Senior Vice President—Sales	2004	$110,385	—	(3)	—	—		—

1	The amounts represent the proportionate amount of the annual base salary for each Named Executive Officer for 2004, as each Named Executive Officer began employment after January 1, 2004, and did not provide services for the full twelve-month period during 2004.

2	This amount represents the signing bonus paid to Mr. Prieto after the close of the Acquisition.

3	Named Executive Officers are eligible to participate in the Company’s annual bonus program. The annual bonus amounts will be paid by the Company to each Named Executive Officer, as applicable, during the January following the end of the immediately preceding bonus year. Accordingly, the bonus amounts for the 2004 bonus year will not be paid to the Named Executive Officers until the first quarter of 2005. However, Mr. Prieto is entitled to receive a minimum annual bonus of $100,000 under the Company’s annual bonus program (first payable, if at all, during January, 2005) and Mr. Ciancimino received a $30,000 signing bonus.

4	Each Named Executive Officer received an option to purchase the percentage of the Company’s Membership Units noted in the table that are issued and outstanding as of the closing of the Acquisition, subject to the terms of each Named Executive Officer’s employment agreement and the equity compensation plan put in place by the Company.

5	This amount represents the maximum annual premium amount to be paid by the Company to maintain a whole life insurance policy for the benefit of Mr. Prieto.

6	Each Named Executive Officer receives a car allowance of $750 per month in accordance with there employment agreement.

7	Mr. Ciancimino received $4, 690 for reimbursement of certain medical expenses during the year.

Employee Benefit Plan

2004 Incentive Plan

In connection with the closing of the Acquisition, on June 18, 2004, the Company’s board of members (the “Board”) approved the Company’s 2004 Incentive Plan. As of June 18, 2004 the Company had a total of 0.167 Class A Units and 167,667 Class B Units reserved for issuance under the plan. As of June 18, 2004, the Company had outstanding options to purchase an aggregate of 0.167 Class A Units and 167,667 Class B Units, each at a exercise price of $100 per unit.

The plan provides for the grant to eligible persons of options to purchase Membership Units. The options do not qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). In addition, the plan authorizes the grant of other unit-based awards, including, restricted awards which are subject to certain transferability restrictions that lapse after specified periods; and awards of Membership Units in the form of appreciation rights and awards that become exercisable or vested in the event certain performance criteria are achieved.

The Company’s employees, directors, officers, and certain consultants and advisors, are eligible to participate in the plan. The Company’s board, or a committee of the board, shall administer the plan, and has the authority to: select plan participants; determine the nature and extent of the awards made to each plan participant; determine the number of Membership Units to be covered by each award; determine the duration of the period and vesting schedule for each award; determine the restrictions applicable and conditions under which restrictions shall lapse; determine performance goals for each award of performance units; prescribe the form of agreements evidencing awards made under the plan; and make all other decisions relating to the administration of the plan.

Under the plan, the administrator also determines the option’s exercise price per Membership Unit at the time of grant. The exercise price may be less than 100% of the fair market value of a Membership Unit on the day the administrator grants the option. The options are generally granted for a ten-year term, but will terminate earlier if the participant’s employment with the Company terminates before the end of the ten-year period.

Under the Company’s standard agreement covering stock option grants, if the Company undergoes a change in control, then without any action by the administrator of the plan, all outstanding unvested options will become immediately exercisable in full. Under the standard agreement, a change of control will be deemed to have occurred, among other events, upon:

•	disposition of all or substantially all of the Company’s assets;

•	approval by the Company’s Board of a plan of liquidation or dissolution of the Company; or

•	a merger, consolidation, or other business combination unless (A) prior to an initial public offering of the Company, an unrelated party does not own, directly or indirectly, 50% or more of the total voting power of the new entity, or (B) subsequent to an initial public offering of the Company, the Company or its affiliates control the new entity.

The officers of the Company (excluding Mr. Ribis) who have been granted options under the plan will, in connection with the sale and disposition of any Membership Units acquired by the officer pursuant to the exercise of the options prior to an initial public offering of the Company, recognize only the value attributable to the Company’s hotel and casino businesses, and shall not share in or otherwise receive any value, distributions or income attributable to certain Company development parcels.

Under the Company’s standard agreement covering option grants, if the Company terminates an employee for cause, the unexercised portion of the option shall lapse and be immediately canceled as of the date of termination. If an employee voluntarily terminates employment with the Company, the unexercised portion of the option, to the extent vested, shall remain exercisable for 90 days after termination, at which time all options shall lapse and be canceled. If an employee is terminated by the Company without cause, the options that would vest in the one year period following the date of termination shall immediately vest and be exercisable for a period of 90 days following the date of termination.

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

The table below sets forth the information regarding beneficial ownership of the Company’s Class A Units and Class B Units as of June 18, 2004 for:

•	each Member who beneficially owns more than 5% of the outstanding Class A Units and Class B Units;

•	each of the Company’s board members;

•	each of the Company’s named executive officers; and

•	all of the Company’s board members and officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all Class A Units listed as beneficially owned by them. Except as otherwise indicated, the address for each of the Company’s named executive officers is 1999 Avenue of the Stars, Suite 1200, Los Angeles, California 90067.

					Long-Term Compensation Awards Securities Underlying Options (#)
Name of Beneficial Owner	Class A Units Beneficially Owned	Percent of Class A Units	Class B Units Beneficially Owned	Percent of Class B Units	Class A Units		Class B Units
Colony Resorts LVH Voteco, LLC(1)	0.60	40%	—	—	—		—
Colony Resorts LVH Coinvestment Voteco, LLC(1)	0.90	60%	—	—	—		—
Colony Resorts LVH Holdings, LLC(1)	—	—	600,000	40%	—		—
Colony Resorts LVH Co-Investment Partners, L.P.(1)	—	—	900,000	60%	—		—
Thomas J. Barrack, Jr.(2)	1.5	100%	1,500,000	100%	—		—
Nicholas L. Ribis(3)	0.015	1%	15,000	1%	.025	(4)	25,000
Rodolfo Prieto	—	—	—	—	.125	(4)	125,000
Robert Schaffhauser	—	—	—	—	.0085	(4)	8,333.5
Kenneth M. Ciancimino	—	—	—	—	.0085	(4)	8,333.5
All board members and executive officers as a group (7 persons)	1.5	100%	1,500,000	100%	—		—

(1)	The principal address of Colony Resorts LVH Voteco or, Voteco, Colony Resorts LVH Coinvestment Voteco, LLC, or Coinvestment Voteco, Colony Resorts LVH Holdings, LLC, or Holdings, and Colony Resorts LVH Co-Investment Partners, L.P., or Co-Investment Partners, is 1999 Avenue of the Stars, Suite 1200, Los Angeles, California 90067.

(2)	Mr. Barrack is the sole member of Voteco and the controlling member of Coinvestment Voteco and thereby is deemed to have beneficially ownership of the Class A Units owned by Voteco and Coinvestment Voteco. Mr. Barrack and Mr. Ribis are the members and managers of Coinvestment Voteco. As all decisions regarding the power to vote or dispose of the Class A Units are controlled Mr. Barrack, Mr. Ribis is not deemed to have beneficially ownership of the Class A Units held by Coinvestment Voteco. Mr. Barrack is also deemed to have beneficial ownership of the Class B Units owned by Holdings and Co-Investment Partners.

(3)	Pursuant to an agreement with Voteco and Holdings, Mr. Ribis has the right to acquire 0.015 Class A Units and 15,000 Class B Units from Voteco and Holdings, respectively.

(4)	Each Named Executive Officer received an option to purchase the percentage of the Company’s Membership Units noted in the table that are issued and outstanding as of the closing of the Acquisition, subject to the terms of each Named Executive Officer’s employment agreement and the equity compensation plan put in place by the Company.

As of March 9, 2004 and in connection with the Acquisition, the Company has entered into employment arrangements and letter agreements with certain executive officers of the Company including Messrs. Prieto, Schaffhauser and Ciancimino. The Company entered into additional letter agreements with Messrs. Prieto, Schaffhauser and Ciancimino as of the closing of the Acquisition. The terms, including compensation, of such employment arrangements and letter agreements are disclosed in the Company’s Post-Effective Amendment No. 2 to Form 10 Registration Statement filed August 13, 2004 (File No. 000-50635) (the “Registration Statement”). See “Item 13. Certain Relationships and Related Transactions.” Pursuant to the employment arrangements and letter agreements, the Company granted options to purchase Class A Units and Class B Units, subject to the terms of the employment arrangements and other relevant documents, including the Company’s 2004 Incentive Plan. However, the Company will not grant to any one of the executive officers an option to purchase more than 5% of the Class A Units outstanding at the time such option is granted. Additionally, the letter agreements pursuant to which Messrs. Prieto, Schaffhauser and Ciancimino will each receive an option to purchase Class A Units were not executed until after the effective date of the Registration Statement. The Class A Units and Class B Units subject to the options granted to Messrs. Prieto, Schaffhauser and Ciancimino may be purchased at an exercise price equal to the fair value of the Class A Units and Class B Units as of the date on which the closing of the Acquisition occurs, as determined by the Board

The Class A Units held by VoteCo and Coinvestment VoteCo are subject to the VoteCo Transfer Restriction Agreement and the Coinvestment VoteCo Transfer Restriction Agreement, respectively.

Pursuant to the VoteCo Transfer Restriction Agreement, which was executed in connection with the closing of the Acquisition, Holdings will have the right to acquire such shares on each occasion that Holdings proposes to transfer any shares of Class B Units held by it to a proposed purchaser who, in connection with such proposed transfer, has obtained all licenses, permits, registrations, authorizations, consents, waivers, orders, findings of suitability or other approvals required to be obtained from, and has made all filings, notices or declarations required to be made with, all gaming authorities under all applicable gaming laws (an “Approved Sale”). In such event, Holdings shall have an option to purchase from VoteCo the number of shares of Class A Units equal to the product of (a) the number of shares of Class A Units held by VoteCo and (b) the fraction whose numerator is the number of shares of Class B Units proposed to be sold by Holdings in the Approved Sale and whose denominator is the number of shares of Class B Units held by Holdings.

Pursuant to the Coinvestment VoteCo Transfer Restriction Agreement, which was executed in connection with closing of the Acquisition, Co-Investment Partners will have the right to acquire such shares on each occasion that Co-Investment Partners proposes to transfer any shares of Class B Units held by it to a proposed purchaser in connection with an Approved Sale. In such event, Co-Investment Partners shall have an option to purchase from Coinvestment VoteCo the number of shares of Class A Units equal to the product of (a) the number of shares of Class A Units held by Coinvestment VoteCo and (b) the fraction whose numerator is the number of shares of Class B Units proposed to be sold by Co-Investment Partners in the Approved Sale and whose denominator is the number of shares of Class B Units held by Co-Investment Partners.

ITEM 13. —CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Employment and Other Service Arrangements

On June 18, 2004, in connection with the closing of the Acquisition, the Company entered into a Vice Chairman’s Agreement with Nicholas L. Ribis. The current term of this agreement expires on June 18, 2007, with automatic one-year renewals after the completion of the initial three-year term, unless either party provides written notice of intention not to renew the agreement. Mr. Ribis will receive annual base compensation of $600,000. Mr. Ribis is entitled to an annual bonus based upon achievement of the Company’s annual budget and business plan targets approved by the Company’s Board. Under this agreement, and as set forth in a separate Membership Unit Option Agreement, the Company granted Mr. Ribis an option to purchase 0.125 Class A Units at a price of $100 per unit and 125,000 Class B Units at $100 per unit. The option is subject to five-year vesting under which Mr. Ribis may, subject to his continued service to the Company, exercise one-fifth of the Membership Units subject to the option each year on and after each of the first, second, third, fourth and fifth anniversaries of June 18, 2004. Upon termination of this agreement under certain circumstances, the Company has the right to purchase and Mr. Ribis has the right to sell, any Membership Units held by Mr. Ribis. The agreement also contains confidentiality, non-competition and non-solicitation provisions.

The agreement includes the following termination benefits:

•	If Mr. Ribis is terminated without “cause,” as defined in the agreement or Mr. Ribis terminates his services for “good reason,” as defined in the agreement, he will be entitled to receive his salary for the remainder of the term of the agreement. The options that would vest in the two-year period following the date of termination shall immediately vest and shall be exercisable for a period of 90 days following the date of termination.

•	If Mr. Ribis dies or becomes disabled, he will be entitled to receive his base compensation for a period of six months following the date of termination. The options that would vest in the two-year period following the date of termination shall immediately vest and shall be exercisable for a period of one year following the date of death and 180 days following the date of termination due to disability.

•	If Mr. Ribis is terminated for “cause,” as defined in the agreement or Mr. Ribis terminates his services “without good reason,” he will receive no additional compensation and all outstanding but unexercised options shall be cancelled.

The Company entered into an employment agreement and a letter agreement with Mr. Prieto for a five-year term, with one-year renewals after the completion of the initial five-year term and the Company entered into an additional letter agreement with Mr. Prieto in connection with to the closing of the Acquisition. Mr. Prieto received a base salary of $650,000 during 2004, and his base salary will increase by $50,000 each year during the following three years of the initial term, and shall not be less than $800,000 in the fifth year of the term. As an inducement to enter into the employment agreement, Mr. Prieto received a signing bonus of $130,000, which was paid shortly after the completion of the Acquisition. Mr. Prieto participates in the Company’s annual bonus plan, which provides for the payment of annual bonus awards based on the achievement of performance goals established by the Company’s Board; provided, that Mr. Prieto’s annual bonus payment shall not be less than $100,000 in any year during the term of his employment. Mr. Prieto is also eligible to receive a cash payment of up to $350,000, if he is employed by the Company on February 26, 2007, to compensate Mr. Prieto for stock options forfeited by him in connection with the termination of his employment with his previous employer. The actual amount of such payment will be based on the closing price of the stock of his former employer on such date. Mr. Prieto is eligible to participate in the Company’s medical, dental, retirement and other standard benefit plans maintained by the Company. In addition, the Company will fund up to $55,415 annually for the premium payments associated with maintaining a whole-life insurance policy for the benefit of Mr. Prieto.

After the effective date of the Registration Statement, Mr. Prieto was granted an Option to purchase 1.5% of the Company’s Class A Units and Class B Units that are issued and outstanding as of the date on which the Acquisition is completed. Pursuant to the terms of the Option, the Class A Units and Class B Units will be purchasable at a price equal to the fair value of the units as of the date on which the Acquisition is completed, as determined by the Company’s Board. Additionally, the option agreement pursuant to which Mr. Prieto will receive an option to purchase 1.5% of the Company’s Class A Units will be expected sometime in 2005. Subject to Mr. Prieto’s continued employment with the Company, the Class A Units and Class B Units subject to the Option shall vest as to 33.33% of the total number of Class A Units and Class B Units awarded on each of the first three anniversaries of the date on which the Option is granted. The Option shall be granted pursuant to the Company’s 2004 Incentive Plan, and shall be subject to such other terms and conditions that may be determined by the Company.

In the event the Company terminates Mr. Prieto’s employment without cause, he will receive a severance payment equal to at least 18 months of base salary, a prorated portion of the annual bonus, and continued participation in the Company’s medical plan for a period not to exceed 18 months. Mr. Prieto would be entitled to certain severance payments in the event of his death or termination due to a disability. Mr. Prieto will generally be bound by certain restrictive covenants. Specifically, should Mr. Prieto voluntarily terminate his employment or should the Company terminate his employment for cause, then Mr. Prieto will be prohibited from competing against the Company for a period of 6 months following his termination. Also, if Mr. Prieto’s employment is terminated with or without cause, he is prohibited from soliciting the Company’s employees for a period of 6 months following his termination. Mr. Prieto is also restricted from soliciting the Company’s clients for a period of one year following termination of employment for any reason.

The Company has also entered into employment agreements and letter agreements with Messrs. Schaffhauser, Ciancimino and an employment agreement with Mr. De Varona. The Company assumed Mr. Page’s contract with LVH, yet modified it with an addendum that shortened the term and increased the salary. The employment agreements for Messrs. Schaffhauser, Ciancimino, and De Varona are for an initial term of three years and Messrs. Schaffhauser and Ciancimino’s employment agreements are subject to one-year extensions. Mr. Page’s employment agreement expires on December 31, 2004. Mr. Page is currently an employee at will. The executives will receive base salaries of $300,000, $270,000, $220,000 and $205,000, respectively, which may be subject to annual adjustments. Messrs. Schaffhauser, Ciancimino, De Varona and Page will participate in the Company’s annual bonus plan and receive awards, if any, based on the achievement of performance goals established by the Company’s Board. The executives are eligible to participate in the Company’s medical, dental, retirement and other standard benefit plans maintained by the Company. The Company will pay the full cost of the premiums associated with Mr. Ciancimino’s coverage under the Company’s group medical plan during his term of employment.

In the event of a termination of employment by the Company without cause, the terminated executive would be entitled to receive a severance payment equal to the executive’s base salary for the remainder of the unexpired term and continued participation in the Company’s medical plan for a period of not more than 6 months.

Messrs. Schaffhauser, Ciancimino, De Varona and Page are also bound by certain restrictive covenants following termination of employment. Each executive is prohibited from competing against the Company for a period of 6 months, should the executive voluntarily terminate his employment or the Company terminate the executive’s employment for cause. Also, each executive is prohibited from soliciting the Company’s employees and clients for one year following termination of employment for any reason.

Concurrently with the closing of the Acquisition, Messrs. Schaffhauser and Ciancimino were each granted an Option to purchase 0.5% of the Company’s Class A Units and 0.5% of the Company’s Class B Units that are issued and outstanding as of the date on which the Acquisition is completed. Pursuant to the terms of the Option, the Class A Units and Class B Units will be purchasable at a price equal to the fair value of the units as of the date on which the Acquisition is completed, as determined by the Company’s Board. Additionally, the option agreements pursuant to which Messrs. Schaffhauser and Ciancimino will each receive an option to purchase 0.5% of the Company’s Class A Units will be executed sometime in 2005. The Options shall vest at the same rate as provided under Mr. Prieto’s employment agreement and letter agreements. The Options were granted under the Company’s 2004 Incentive Plan, and shall be subject to such other terms and conditions as may be determined by the Company.

Operating Agreement

Pursuant to the terms of the Operating Agreement, the Board of the Company will initially be comprised of two members, Mr. Barrack and Mr. Ribis. In addition, there will also be two nonvoting Board observers for certain ERISA purposes, on behalf of certain private equity fund investors. Subject to receiving all required prior approvals of the Nevada Gaming Authorities permitting (i) any one of Stuart Rothenberg, Brahm Cramer and/or Jonathan Langer (or an alternative manager of Whitehall Street Global Real Estate Partnership, an affiliate of Goldman Sachs & Co. (“Whitehall”) in their stead, if such alternative manager is another managing director of Goldman Sachs & Co. with comparable seniority) (collectively the “Whitehall Managers”) as a member of the Board and (ii) the purchase at cost by the Whitehall Managers of the Class A Units, then one of the Whitehall Managers would become a member of the Board. After obtaining all required gaming approvals, whichever of Stuart Rothenberg, Brahm Cramer or Jonathan Langer has been appointed a member of the Board (the “Whitehall Director”) will have the right to vote on matters that come before the Board and will have veto rights over certain actions. Pursuant to the Term Loan documents, the Company is also required to appoint an independent board member to the Board. The independent board member will have a veto right over certain matters as long as the Term Loan is outstanding, including dissolving or liquidating the Company, consolidation or merger, engaging in any business other than the management of the Hotel, amending the Operating Agreement or transactions with affiliates not in the ordinary course of business. The Board shall not have the right to approve such matters without the consent of the independent board member. The independent board member shall not be entitled to vote on any other matters that may come before the Board.

The Operating Agreement, provides that in the event the Company seeks to raise additional equity capital, each member of the Company will have a preemptive right, to the extent permitted by law, to make additional investments in the Company as are necessary to maintain such Member’s pro rata interest in the Company.

Pursuant to the Operating Agreement, Mr. Ribis and any employee members (an “Employee Member”) will be prohibited from transferring any Membership Units prior to the initial public offering of the Company’s equity. In the event Mr. Ribis or any Employee Member proposes to transfer any Membership Units, then the Company has a right of first offer on such transfer. In the event that the Company does not elect to purchase any or all of the Membership Units, the right of first offer passes to Holdings, Co-Investment Partners, Voteco and Coinvestment Voteco, on a pro rata basis among themselves (based on the number of Membership Units then owned by each entity) or as they shall otherwise agree. If Holdings, Co-Investment Partners, Voteco or Coinvestment Voteco offer to sell their respective holdings or a substantial portion of their respective holdings of the Company’s Membership Units, Mr. Ribis and other Qualified Members (as defined in the Operating Agreement) have the right to participate in the sale on the same terms.

All holders of the Membership Units have “piggyback” registration rights. If the Company registers any of its equity securities, the holders may require the Company to include all or a portion of their registrable securities in the registration and in any related underwriting, subject to customary underwriter cutback provisions.

The Company does not currently intend to make an initial public offering, however, in the event the Company applies to make a public offering of any of its securities, it will first apply to the Nevada Gaming Commission to obtain any required approval of that offering pursuant to Nevada Gaming Commission Regulation 16.110.

Additionally, if the Nevada Gaming Authorities determine that any member of the Company is not suitable to continue to be a member of the Company and requires that such member be removed from the Company, then the Company will give notice to the member and the member will be entitled to receive in consideration for its Membership Units an amount equal to the fair value in cash or promissory notes. Fair value in such event will be determined by the Board.

Pursuant to the Operating Agreement, upon liquidation or dissolution of the Company, the proceeds from the liquidation of the Company’s assets will be applied and distributed first to the payment and discharge of all of the Company’s debts and liabilities and second to the members in accordance with capital accounts at such time.

Indemnification

The Purchase and Sale Agreement provides that the Company will provide directors and officers liability insurance coverage to the current directors and officers of LVH for a term of six years following the closing of the Acquisition. In addition, the Operating Agreement contains indemnity provisions pursuant to which the Company will indemnify the directors and officers under certain circumstances.

Transfer Restriction Agreements

At the time of the closing of the Acquisition, the following transfer restriction agreements were executed: (a) the Coinvestment Transfer Restriction Agreement and (b) the VoteCo Transfer Restriction Agreement.

The Company’s Class A Units issued to Coinvestment VoteCo are subject to the Coinvestment Transfer Restriction Agreement, which provides, among other things, that:

•	Co-Investment Partners has the right to acquire Class A Units from Coinvestment VoteCo on each occasion that Class B Units held by Co-Investment Partners would be transferred to a proposed purchaser who, in connection with such proposed sale, has obtained all licenses, permits, registrations, authorizations, consents, waivers, orders, findings of suitability or other approvals required to be obtained from, and has made all findings, notices or declarations required to be made with, all gaming authorities under all applicable gaming laws,

•	A specific purchase price will be paid to acquire the Class A Units from Coinvestment VoteCo, and

•	Coinvestment VoteCo will not transfer ownership of Class A Units owned by it except pursuant to such option of Co-Investment Partners.

The Company’s Class A Units issued to VoteCo are subject to the VoteCo Transfer Restriction Agreement, which the provides, among other things, that:

•	Holdings has the right to acquire Class A Units from VoteCo on each occasion that Class B Units held by Holdings would be transferred to a proposed purchaser who, in connection with such proposed sale, has obtained all licenses, permits, registrations, authorizations, consents, waivers, orders, findings of suitability or other approvals required to be obtained from, and has made all findings, notices or declarations required to be made with, all gaming authorities under all applicable gaming laws,

•	A specific purchase price will be paid to acquire the Class A Units from VoteCo, and

•	VoteCo will not transfer ownership of Class A Units owned by it except pursuant to such option of Holdings.

Sale Right Agreement

In connection with the closing of the Acquisition, the Company, Voteco, Coinvestment Voteco, Co-Investment Partners and Holdings entered into a Sale Right Agreement, dated June 18, 2004 (the “Sale Right Agreement”). Pursuant to the terms of Co-Investment Partners’ partnership agreement, at any time after December 24, 2007, Whitehall (a limited partner in Co-Investment Partners and an affiliate of Goldman Sachs & Co. and Archon Financial, L.P., the lender under the Goldman Term Loan) has the right to request that Co-Investment Partners purchase all of Whitehall’s interest in Co-investment Partners at a purchase price determined by Whitehall. Pursuant to the Sale Right Agreement, upon receiving notice from Whitehall that it has exercised the sale right above the Company must, within forty-five days elect to either (i) purchase Whitehall’s interest in Co-investment Partners or (ii) sell the Company in its entirety. If the Company elects not to purchase Whitehall’s interest, it must appoint Goldman Sachs & Co. as its sole and exclusive agent for a period of one year to seek to sell the Company at a price extrapolated from the price Whitehall established for its interest in Co-Investment Partners. In addition, on June 18, 2010, if the Company has not been sold pursuant to sale right above or otherwise, the Company shall appoint Goldman as its sole agent to seek to sell the Company at the best price obtainable.

Services Agreement

In connection with the closing of the Acquisition and the execution of the Vice Chairman Agreement, on June 18, 2004, the Company and Resorts International Hotel and Casino, Inc., an affiliate of Colony Capital (“Resorts”), entered into a Services Agreement (the “Services Agreement”). Pursuant to the terms of the Services Agreement, the

Company and Resorts agreed to allocate the costs of all benefits provided to Mr. Ribis by the Company and Resorts pursuant to the terms of Mr. Ribis’ Vice Chairman agreements with each of the Company and Resorts, respectively, based on the proportion of business time Mr. Ribis dedicates to each of the Company and Resorts.

Joint Services Agreement

On June 18, 2004, in connection with the closing of the Acquisition, the Company and Resorts International Hotel, Inc., a wholly owned subsidiary of Resorts (“RIH”) entered into a Joint Services Agreement (the “Joint Services Agreement”). Pursuant to the Joint Services Agreement, for an initial term of three years with automatic one year renewal periods, the Company and RIH agreed to cooperatively develop and implement joint programs as they shall mutually agree upon with the goal of achieving collective cost savings and efficiencies for each of the Company and RIH. The Joint Services Agreement is terminable by either party with six months notice.

Joint Marketing Agreement

On June 18, 2004, in connection with the closing of the Acquisition, the Company and RIH entered into a Joint Marketing Agreement (the “Joint Marketing Agreement”). Pursuant to the Joint Marketing Agreement, for an initial term of three years with automatic one year renewal, the Company and RIH agreed to cooperatively develop and implement such joint advertising and marketing programs for the casino hotel owned by each company as they may mutually agree upon. Each of the Company and RIH also agreed to use reasonable efforts to cross-advertise their respective casino hotels. Pursuant to the agreement, the Company and RIH also granted a non-exclusive royalty-free license to each other during the term of the agreement to use the other party’s trademarks in connection with joint marketing promotions. The Joint Marketing Agreement is terminable by either party with six months notice.

ITEM 14. —PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

The Company was formed on December 18, 2003 and did not file any Form 10-Qs or a Form 10-K during 2003. Fees for the 2004 and 2003 annual audit and the reviews of the 2004 Forms 10-Q were $367,531.

Audit-related Fees

Audit-related fees for the calendar year 2004 were $29,500, which consisted of billing for services provided primarily related to assistance in connection with the registration of the Company’s Class A Membership Units and the closing of the Acquisition.

Tax Fees

During 2004, Ernst & Young LLP billed the Company $2,900 for tax services.

All Other Fees

During 2004 Ernst & Young LLP billed the Company $60,400 in other fees.

The Company does not have an audit committee, therefore, none of the above-mentioned fees were pre-approved by the audit committee.

PART IV

ITEM 15.—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	Documents filed as part of the report.

(1)	List of Financial Statements

Colony Resorts LVH Acquisitions, LLC

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Members’ Equity

Statements of Cash Flows

Notes to Financial Statements

LVH Corporation

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations and Accumulated Deficit

Statements of Cash Flows

Notes to Financial Statements

(2)	Financial Statement Schedule

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at beginning of period	Additions	Deductions	Balance at end of period
Description		Charge to costs and expense	Accounts charged off (recovered)
Allowance for doubtful accounts and discounts:
Year ended December 31:
2004	$—	(133)	—	$(133)

We have omitted schedules other than the ones listed above because they are not required or not applicable or the required information is shown in the Financial Statements or Notes to the Financial Statements.

(3)	List of Exhibits

EXHIBIT NUMBER

2.1	Purchase and Sale Agreement, dated as of December 24, 2003, by and among Colony Resorts LVH Acquisitions, LLC, LVH Corporation and Caesars Entertainment Corporation*

3.1	Articles of Organization, dated as of December 18, 2003, for Colony Resorts LVH Acquisitions, LLC*

3.2	Operating Agreement, dated as of December 22, 2003, for Colony Resorts LVH Acquisitions, LLC*

3.3	Amended and Restated Operating Agreement, dated June 18, 2004, for Colony Resorts LVH Acquisitions, LLC+

3.4	Amendment No. 1 to the Amended and Restated Operating Agreement, dated July 23, 2004, for Colony Resorts LVH Acquisitions, LLC****

3.5	Amendment to Articles of Organization, dated June 25, 2004, for Colony Resorts LVH Acquisitions, LLC******

10.1	Deposit Escrow Agreement, dated as of December 24, 2003, by and among LVH Corporation, Colony Resorts LVH Acquisitions, LLC and Nevada Title Company*

10.2	Coinvestment Transfer Restriction Agreement, dated June 18, 2004, by and among Mr. Barrack, Mr. Ribis, Co-Investment Partners and Coinvestment VoteCo+

10.3	Transfer Restriction Agreement, dated June 18, 2004, by and among Mr. Barrack, Holdings and VoteCo+

10.4	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Rodolfo Prieto*

10.5	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser*

10.6	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Kenneth Ciancimino*

10.7	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Rodolfo Prieto*

10.8	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser*

10.9	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Kenneth Ciancimino*

10.10	Employment Agreement, dated as of May 17, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Gonzalo De Varona.***

10.11	Employment Agreement, dated as of April 12, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Stewart.***

10.12	Vice Chairman Agreement, dated June 18, 2004, between Colony Resorts LVH Acquisitions, LLC and Nicholas L. Ribis.****

10.13	Colony Resorts LVH Acquisitions, LLC 2004 Incentive Plan****

10.14	Loan Agreement, dated June 18, 2004, by and between Colony Resorts LVH Acquisition, LLC and Archon Financial, L.P.+

10.15	Sale Right Agreement, dated June 18, 2004, by and among Colony Resorts LVH Acquisitions, LLC, Colony Resorts LVH Holdings, LLC, Colony Resorts LVH Coinvestment Voteco, LLC, Colony Resorts LVH Voteco, LLC and Colony Resorts LVH Co-Investment Partners, L.P.****

10.16	Services Agreement, dated June 18, 2004, between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel and Casino, Inc.****

10.17	Joint Marketing Agreement, by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc.****

10.18	Joint Services Agreement, by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc.****

10.19	Employment Agreement, dated as of May 11, 2003, between LVH Corporation and Thomas Page.****

10.20	Addendum to Employment Agreement, dated as of June 22, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Thomas Page.****

14.1	Code of Ethics

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Form 10, filed March 15, 2004 (File Number 0-50635).

**	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 10, filed April 26, 2004 (File Number 0-50635).

***	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Form 10, filed June 17, 2004 (File Number 0-50635).

+	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed June 28, 2004 (File Number 0-50635).

****	Incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to Form 10 filed August 13, 2004 (File Number 0-50635).

*****	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 23, 2004 (File Number 0-50635).

******	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q/A filed September 9, 2004 (File Number 0-50635).

******	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed November 15,, 2004 (File Number 0-50635).

(b) Reports on Form 8-K

On June 30, 2004, the Company filed an 8-K under Items 2 and 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONY RESORTS LVH ACQUISITIONS, LLC

March 31, 2005	By:	/s/ RODOLFO PRIETO
Rodolfo Prieto
Chief Executive Officer and General Manager (Principal Executive Officer)

March 31, 2005	By:	/s/ ROBERT SCHAFFHAUSER
Robert Schaffhauser
Executive Vice President of Finance (Principal Financial Officer)