Form 10-Q
period 2005-03-31
COLONY RESORTS LVH ACQUISITIONS LLC
filed 2005-05-16
CIK 1282607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

702-732-5111

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of May 10, 2005, there were 0.90 Class A Membership Units held by Colony Resorts LVH Coinvestment Voteco, LLC and 0.60 Class A Membership Units held by Colony Resorts LVH VoteCo, LLC.

Colony Resorts LVH Acquisitions, LLC

Form 10Q

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(In thousands)

	March 31, 2005	December 31, 2004
Assets
CURRENT ASSETS:
Cash and equivalents	$19,644	$12,888
Restricted cash	1,901	1,420
Accounts receivable, net	16,973	16,625
Inventories	2,635	3,276
Prepaid expenses and other current assets	5,247	4,909

Total current assets	46,400	39,118

PROPERTY AND EQUIPMENT, NET	297,061	296,490

RESTRICTED CASH	26,153	26,151

OTHER ASSETS, NET	3,115	3,638

Total assets	$372,729	$365,397

Liabilities and members’ equity
CURRENT LIABILITIES:
Accounts payable	$4,196	$2,035
Accrued expenses	33,631	34,117

Total current liabilities	37,827	36,152

TERM LOAN	200,000	200,000

Total liabilities	237,827	236,152

COMMITMENTS AND CONTINGENCIES

REDEEMABLE MEMBERS’ EQUITY	60,000	60,000

MEMBERS’ EQUITY	74,902	69,245

Total liabilities and members’ equity	$372,729	$365,397

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except unit data)

	For the three months ended March 31, 2005	For the three months ended March 31, 2004
Revenues:
Casino	$26,162	$—
Rooms	28,048	—
Food and beverage	17,435	—
Other revenue	6,714	—

Total revenue	78,359	—
Less: promotional allowances	(5,702)	( —)

Net revenues	72,657	—

Expenses:		—
Casino	18,444	—
Rooms	7,291	—
Food and beverage	13,582	—
Other expense	3,380	—
General & administrative	16,997	—
Depreciation	2,373	—
Pre-opening expenses	—	1,902

	62,067	1,902

Operating income (loss)	10,590	(1,902)

Interest expense	(4,933)	—

Net income (loss)	$5,657	$(1,902)

Net income allocation
Allocable to Class A	$—	$—
Allocable to Class B	$5,657	$—
Basic weighted average Class A membership units outstanding	1.50	—
Basic weighted average Class B membership units outstanding	1,500,000.00	—
Diluted weighted average membership units outstanding	1,500,001.50	—
Net income per Class A membership unit-basic	$3.77	$—
Net income per Class B membership unit-basic	$3.77	$—
Per membership unit-diluted	$3.77	$—

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENT OF MEMBERS’ EQUITY

(In thousands)

	Capital Contribution	Accumulated Deficit	Total Members’ Equity
Balance, December 31, 2004	$90,000	$(20,755)	$69,245
Net income	—	5,657	5,657

Balance, March 31, 2005	$90,000	$(15,098)	$74,902

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS (In thousands)

	For the three months ended March 31, 2005	For the three months ended March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$5,657	$(1,902)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation	2,373	—
Provision for bad debts	383	—
Interest rate cap	(24)	—
Amortization of debt issuance cost	557	—
Changes in assets and liabilities:
Accounts receivable	(2,770)	—
Inventories, prepaid expenses and other current assets	295	—
Accounts payable and accrued expenses	1,674	—
Due to/from affiliates	2,038	7,588

Net cash provided by operating activities	10,183	5,686

CASH FLOWS USED IN INVESTING ACTIVITIES:

Additions to property and equipment	(2,944)	(1,010)

Net cash used in investing activities	(2,944)	(1,010)

CASH FLOWS USED IN FINANCING ACTIVITIES

Restricted cash	(483)	(4,676)

Net cash (used in) financing activities	(483)	(4,676)

Increase in cash and equivalents	6,756	—

Cash and equivalents at beginning of period	12,888	—

Cash and equivalents at end of period	$19,644	$—

Non-cash financing activity:
Cash paid for interest	$4,414	$—

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Prior to June 18, 2004, the Company had conducted no business other than in connection with the execution of the Purchase and Sale Agreement (as defined below), relating to the acquisition of substantially all of the assets and certain liabilities of LVH Corporation, a Nevada corporation (“LVH”) (the “Acquisition”). LVH is a wholly-owned subsidiary of Caesars Entertainment, Inc., formerly Park Place Entertainment Corporation (“Caesars”) that prior to the Acquisition operated the Las Vegas Hilton, a casino resort located in Las Vegas, Nevada (the “Hotel” or the “Property”). Commencing June 18, 2004, the revenue and expense of the Property are included in the Company’s statement of operations.

Interim Financial Statements

The accompanying condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management all adjustments (which include normal recurring adjustments) necessary for the fair presentation of the results for the interim periods have been made. The results for the three-month period ended March 31, 2004, are not necessarily indicative of results to be expected for the full fiscal year.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (filed March 31, 2005 (File Number 0-50635) (the “Form 10K”). Pursuant to Rule 3-02 of Regulation S-X, the Company has included financial statements and the notes thereto of LVH (the Company’s predecessor) for the three months ended March 31, 2004.

Use of Estimates

The preparation of the unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, including related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates those estimates, including those related to asset impairments, accruals for slot marketing points, compensation and related benefits, revenue recognition, allowance for doubtful accounts, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities not in excess of 90 days.

Restricted Cash

The Company has on deposit $28,054,000 in various escrow accounts as of March 31, 2005, of which $26,000,000 is to be used for renovation projects and the remaining amounts are held for insurance and property taxes.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of short-term investments and receivables. The short-term investments (including restricted cash equivalents) are placed with high credit quality financial institutions, which invest such cash primarily in money market funds.

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

Capitalized interest

The interest cost associated with major construction projects is capitalized and are included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. During the three months ended March 31, 2005 and 2004, the Company did not have capitalized interest as there were no significant construction projects.

Deferred Financing Costs

Deferred financing costs of $4.5 million relate to the Company’s financing of the Acquisition. The Company has commenced amortization of these costs since the closing of the Acquisition using the effective interest method. Amortization expense for the quarter ended March 31, 2005 was $557,188, which is included within interest expense.

Casino Revenue and Promotional Allowances

Casino revenue is the aggregate of gaming wins and losses. In accordance with industry practice, the retail value of accommodations, food and beverage, and other services furnished to hotel/casino guests without charge is included in gross revenue and then deducted as promotional allowances.

Hotel, Food and Beverage Revenues

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

Advertising Costs

Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program. Direct-response advertising consists primarily of mailing costs associated with the direct-mail programs. Advertising cost that was expensed during the three months ended March 31, 2005 was $1,425,000.

Accounting for Derivative Instruments and Hedging Activities

The Company uses an interest rate cap to assist in managing interest incurred on its Term Loan. The difference between amounts received and amounts paid under such agreement, as well as any costs or fees, is recorded as a reduction of, or addition to, interest expense as incurred over the life of the interest rate cap.

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

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

The Company has not designated its interest rate cap as a hedge therefore changes in the market value of the interest rate cap are recognized as gain or losses in the period of the change. During the quarter ended March 31, 2005, the Company recognized a gain of $24,000 included in the unaudited condensed statement of operations.

Income Taxes

The Company is a limited liability company and will be treated as a partnership for federal income tax purposes. Accordingly, no provision for federal income taxes was recorded because the taxable income or loss is included in the income tax return of the members.

Income Per Membership Unit

The Company’s income per membership unit was calculated using the two-class method. Under the two-class method, income is allocated to each class of membership unit based on the respective members’ participation rights in undistributed income.

The diluted income per membership unit includes the effect of the assumed conversion of the Class B Membership Units into Class A Membership Units at a 1:1 ratio. At March 31, 2005 the 0.182 options to purchase Class A Membership Units and 181,667 options to purchase Class B Membership Units have been excluded from the diluted income per membership unit calculation, because the assumed conversion of these options would be anti-dilutive.

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

The Company accounts for stock-based compensation, including employee stock option plans, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and the Financial Accounting Standards Board’s Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25.” Had the Company accounted for these plans under the fair value method allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), the Company’s net income and income per membership unit would have been as follows on a pro forma basis:

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

For the Three months ended March 31, 2005

(in thousands, except membership unit data)

	Class A Membership Units	Class B Membership Units
Net income as reported	$5,657	$5,657
Stock-based compensation cost	(118)	(118)

Pro-forma	$5,539	$5,539

Basic income per membership unit as reported	$3.77	$3.77
Stock-based compensation cost	(.07)	(.07)

Pro-forma	$3.70	$3.70

Diluted income per membership as reported	$3.77	$—
Stock-based compensation cost	(.07)	—

Pro-forma	$3.70	$—

The fair value of the option grants during 2004 were estimated on the date of grant using an appraisal of the value of the Company and its membership units. The fair value of the option grants were estimated to equal the option strike price on the date of grant. No additional grants were awarded during the three months ended March 31, 2005.

As a result of the difference in the option agreements, differing valuing models were used to value the options as of December 31, 2004. The estimated fair value of 15,000 options granted and outstanding as of December 31, 2004 was $17.08 per membership unit and was computed using the binomial lattice valve method with the following weighted average assumptions: risk free interest rate of 2.9%; no expected dividend yields; and expected lives of 18 months. The estimated fair value of 41,688 options granted and outstanding as of December 31, 2004 was $27.73 per membership unit and was computed using the black scholes method with the following weighted average assumptions: risk free interest rate of 3.24%; no expected dividend yields; and expected lives of 30 months.

Recently Issued Accounting Pronouncements

In September 2004, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on issue No. 04-08. “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (EITF 04-08), which is effective for reporting periods ending after December 15, 2004. EITF 04-08 requires companies to include shares issuable under convertible instruments in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. As of December 31, 2004 the Company only has the Term Loan that is not convertible to membership units, therefore the adoption of EITF 04-08, will not impact the future diluted earnings per membership of the Company.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires all companies to measure compensation costs for all share-based payments (including employee stock options) at fair value. On April 14, 2005 the Securities and Exchange Commission announced that it would provide for a phased-in implementation of SFAS No. 123(R). In accordance with the new implementation schedule, we are required to adopt SFAS No. 123(R) no later than January 1, 2006.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This statement is based on the principle that exchanges of nonmonetary assets should be measured based on fair value of the assets exchanged. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after                                         .

3. ACCOUNTS RECEIVABLE

Components of accounts receivable were as follows (in thousands):

	March 31, 2005	December 31, 2004
Casino	$6,879	$5,879
Hotel	10,051	8,002
Affiliates	289	2,327
Other	270	550

	17,489	16,758
Less: Allowance for doubtful accounts and discounts	(516)	(133)

	$16,973	$16,625

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

4. PROPERTY AND EQUIPMENT, NET

Components of property and equipment were as follows (in thousands):

	March 31, 2005	December 31, 2004
Land and land improvements	$153,982	$153,982
Building and improvements	104,669	104,669
Furniture, fixtures and equipment	43,506	41,133
Construction in progress	1,450	879

	303,607	300,663
Less: accumulated depreciation	(6,546)	(4,173)

	$297,061	$296,490

The Company is still evaluating the final allocation of the purchase price of the LVH assets acquired to the various asset categories based on management’s estimates and third party appraisals. Accordingly, the asset values indicated above may be modified in future reporting periods.

5. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Customer deposits	$10,525	$4,639
Payroll and related	11,538	11,125
Taxes and licenses	2,793	1,811
Casino	4,021	5,926
License Fees	243	876
Interest	801	767
Other	3,710	8,973

	$33,631	$34,117

6. TERM LOAN

On June 18, 2004 in connection with the consummation of the Acquisition, the Company entered into the Goldman Term Loan (the “Term Loan”). The Term Loan is for a principal amount of $200 million and is for an initial term of two (2) years with two one-year extensions. The Term Loan is subject to a $30 million holdback amount: $26 million has been set aside for renovation and construction and $4 million was held as a debt-service reserve. The $26 million plus accrued interest has not been utilized by the Company as of March 31, 2005, the $4 million of debt service was used in 2004. Interest on the Term Loan accrues at a rate of 6.50% plus the greater of (i) one-Month LIBOR or (ii) 1.5%. The Term Loan provides for no amortization during the term. The Term Loan is secured by a first priority deed of trust on the Property.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

Pursuant to the terms of the Term Loan, the Company purchased an interest rate cap at the funding of the Term Loan for $769,000 with LIBOR strike rate of 5% for the first two years of the Term Loan and an interest rate cap with a LIBOR strike rate of 6% for any extension periods. The interest rate cap was valued at $103,000 and $79,000 at March 31, 2005 and December 31, 2004, respectively. The interest rate cap is included within other assets on the balance sheet. As a result of the increase in value of the interest rate cap, the Company recorded a corresponding mark to market adjustment of $24,000 which is included in interest income in the accompanying unaudited condensed statement of operations.

7. REDEEMABLE MEMBERS’ EQUITY

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

8. MEMBERSHIP INTERESTS

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

As of March 31, 2005, VoteCo owns 0.60 Class A Units and Coinvestment Voteco owns 0.90 Class A Units. In addition, as of March 31, 2005, Holdings owns 600,000 Class B Units and Co-Investment Partners owns 900,000 Class B Units. Prior to the closing of the Acquisition, the Company executed the Operating Agreement. Pursuant to the Operating Agreement, holders of Class A Units are entitled to one vote per unit in all matters to be voted on by voting members of the Company. Holders of Class B units are not entitled to vote, except as otherwise expressly required by law.

On June 18, 2004, the Company issued Class A Units and Class B Units in connection with the organizational structure that was put in place in order to consummate the Acquisition. Pursuant to that organizational structure, Holdings and Co-Investment Partners, through their purchase of the non-voting Class B Units, acquired substantially all of the equity in the Company without having any voting power or other power to control the affairs or operations of the Company, except as otherwise expressly required by law.

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

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

9. RELATED PARTY TRANSACTIONS

In 2004, the Company advanced $2.1 million to Resorts International Holdings, Inc, (“RIH”), a company affiliated through common ownership, in connection with the acquisition of four gaming properties. The advance was fully repaid as of February 11, 2005.

In connection with the acquisition of these properties, certain employees have provided consulting services to RIH for transition of the properties to RIH. The Company has billed a total of $205,000 for payroll and other expenses incurred on behalf of these employees through December 31, 2004, which was paid on March 30, 2005. During the three months ended March 31, 2005, the Company billed a total of $254,000 for payroll and other expenses incurred on behalf of these employees. As of March 31, 2005 the amount is recorded in accounts receivable in the unaudited condensed balance sheet; the amount was repaid to the Company as of May 10, 2005.

The Company entered into a Services Agreement with Resorts International Hotel, Inc. (“Resorts”) an affiliate of the Company (through common ownership) on June 18, 2004 (the “Services Agreement”). The Company entered into an Amended and Restated Joint Services Agreement (the “Joint Services Agreement”) and Amended and Restated Joint Marketing Agreement (the “Marketing Agreement”) with Resorts and Resorts International Holdings, LLC, an affiliate of the Company (through common ownership) on April 26, 2005. The Services Agreement and Joint Services Agreement provide for an initial term of three years with automatic one year renewal periods. The Marketing Agreement provides for an initial term of ten years with automatic one year renewal periods. The agreements provide that the Company and Resorts will cooperatively develop and implement joint services and marketing programs.

During the quarter ended March 31, 2005 the Company provided and/or received services from these affiliated companies. The total net value of services received from the affiliated companies was $100,000.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

10. COMMITMENTS AND CONTINGENCIES

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

In addition, under the Vice Chairman’s agreement, the Company granted the Vice Chairman an option to purchase 0.125 Class A and 125,000 Class B membership units. The employment agreements provide that the Company grant certain executives options to purchase the Company’s Class A Units and Class B Units that are issued and outstanding as of the date on which the Acquisition was completed. The Options were granted under the 2005 Incentive Plan adopted by the Company. Depending on the terms of the employment agreement, executives were granted options to purchase 0.5% to 7.5% of the Membership Units.

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

Environmental

An independent environmental consultant performed a Phase I environmental site assessment in accordance with the American Society for Testing and Materials (“ASTM”) standards on the Las Vegas Hilton property in December 2004. This assessment involved visual inspection, interviews with site personnel, review of certain publicly available records and preparation of a written report. The assessment did not include any testing of soil or groundwater at the property. According to certain historical data integrated into the Phase I report, in 2000 it was discovered that there is a plume of tetrachloroethene in the groundwater and the property was listed as a leaking underground storage tank site. The contamination is believed to originate from an off-site source, but the source has not yet been identified.

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

Litigation

The Company is not a party to any material litigation and, it is not aware of any action, suit or proceedings against it that has been threatened by any person.

THIS PAGE LEFT INTENTIONALLY BLANK

LVH CORPORATION

UNAUDITED CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2004

(In Thousands)

2004
Assets

CURRENT ASSETS:
Cash and equivalents	$8,634
Accounts receivable, net	11,637
Inventories	2,283
Prepaid expenses and other current assets	5,410

Total current assets	27,964
PROPERTY AND EQUIPMENT, net	162,281
OTHER ASSETS	217

Total assets	$190,462

Liabilities and stockholder’s equity
CURRENT LIABILITIES:
Accounts payable and bank overdrafts	$2,288
Due to affiliated companies	31,538
Accrued expenses	31,085

Total current liabilities	64,911
OTHER LIABILITIES	76

Total liabilities	64,987

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY :
Common stock ($1.00 par value, 25,000 shares authorized, 1,000 shares issued and outstanding)	1
Additional paid-in capital	332,747
Accumulated deficit	(207,273)

Total stockholder’s equity	125,475

Total liabilities and stockholder’s equity	$190,462

See notes to the unaudited condensed financial statements.

LVH CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

THREE MONTHS ENDED MARCH 31, 2004

(In Thousands)

2004
Revenues
Casino	$22,479
Rooms	24,809
Food and beverage	14,196
Other revenue	5,437

66,921

Expenses
Casino	14,155
Rooms	6,922
Food and beverage	13,660
Other expense	2,438
General and administrative	16,259
Depreciation and amortization	4,688
Management fee to parent	2,036

60,158

Operating income	6,763

Provision (benefit) for income taxes	—
Net income	6,763
Accumulated deficit, beginning of period	(214,036)

Accumulated deficit, end of period	$(207,273)

See notes to the unaudited condensed financial statements.

LVH CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2004

(In Thousands)

2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,688
Provision for bad debts	(93)
Other	(25)
Change in working capital components:
Accounts receivable	10,220
Inventories, prepaid expenses and other current assets	(1,327)
Accounts payable, bank overdrafts and accrued expenses	(15,061)

Net cash provided by operating activities	5,165

CASH FLOWS USED IN INVESTING ACTIVITIES:
Additions to property and equipment	(810)

CASH FLOWS USED IN FINANCING ACTIVITIES—Change in due to affiliated companies	(8,455)

Decrease in cash and equivalents	(4,100)
Cash and equivalents at beginning of period	12,734

Cash and equivalents at end of period	$8,634

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

Prior to the acquisition of substantially all of the LVH assets and assumption of certain of its liabilities comprising the Las Vegas Hilton Hotel and Casino (the “Property”) by Colony Resorts LVH Acquisition, LLC the LVH owned and operated the Property.

The condensed financial statements included herein are unaudited and have been prepared by LVH pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although LVH believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management of LVH, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of results for the interim periods have been made. The results for the three month period ended March 31, 2004 are not necessarily indicative of results to be expected for a full fiscal year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004, as provided in the Form 10-K Registration Statement of Colony Resorts LVH Acquisitions, LLC, filed March 31, 2005 (File No. 000-50635) (the “Form 10-K”).

2. INCOME TAXES

The taxable income or loss generated by the LVH is included in the consolidated tax return of its Parent. LVH accounts for income taxes using the asset and liability approach required by SFAS No. 109. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of LVH’s assets and liabilities. Future tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits are more likely than not. A valuation allowance for a deferred tax asset was established in prior periods due to the uncertainty related to the realization of such future tax benefits.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements, the related notes to financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s annual report on Form 10-K Registration Statement and the unaudited interim condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

Prior to June 18, 2004, Colony Resorts LVH Acquisitions, LLC (“the Company”) conducted no business other than in connection with the execution of a Purchase and Sale Agreement (as defined below), relating to the acquisition of substantially all of the assets and certain liabilities of LVH Corporation, a Nevada corporation (“LVH”) (the “Acquisition”). LVH is a wholly-owned subsidiary of Caesars Entertainment, Inc., formerly Park Place Entertainment Corporation (“Caesars”) that prior to the Acquisition, operated the Las Vegas Hilton, a casino resort located in Las Vegas, Nevada (the “Hotel” or “Property”).

Pursuant to the terms of the Purchase and Sale Agreement, the Company purchased substantially all of the assets and assumed certain liabilities of LVH. The Acquisition closed on June 18, 2004. Since June 18, 2004, the Company has owned and operated the Property and accordingly has a limited operating history. Therefore, the discussion of operations herein focuses on events and the revenues and expenses during the three months ended March 31, 2005 as if there was no change in ownership of the Property on June 18, 2004 compared to the historical operations of the Property for the three months end March 31, 2004. The discussion of operations for the three month period ended March 31, 2005 and 2004 compares the operations of the Property as operated by the Company to Caesars during the respective periods of ownership.

Casino revenue is derived primarily from patrons wagering on slot machines, table games and other gaming activities. Table games generally include Blackjack or Twenty One, Craps, Baccarat and Roulette. Other gaming activities include the Race and Sports Book. Casino revenue is defined as the win from gaming activities, computed as the difference between gaming wins and losses, not the total amounts wagered. “Table game volume,” “table game drop” (terms which are used interchangeably), and “slot handle” are casino industry specific terms that are used to identify the amount wagered by patrons for a casino table game or slot machine, respectively. “Table game hold” and “slot hold” represent the percentage of the total amount wagered by patrons that the casino has won. Hold is derived by dividing the amount won by the casino by the amount wagered by patrons. Casino revenue is recognized at the end of each gaming day.

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

Food and beverage revenues are derived from food and beverage sales in the food outlets of the Property, including restaurants, room service and banquets. Food and beverage revenue is recognized at the time the food and/or beverage are provided to the guest.

Other revenue includes retail sales, entertainment sales, telephone and other miscellaneous income at the casino/hotel. Such revenue is recognized at the time the goods or services are provided to the guest.

Results of Operations

The following discussion presents an analysis of the results of operations for the three and three months ended March 31, 2005 and 2004 of the Property.

Comparison of three months ended March 31, 2005 with March 31, 2004

Net revenues:

For the Three Months Ended March 31

(dollars in thousands)

	2005	2004	% CHANGE
Casino	$26,162	$22,479	16%
Rooms	28,048	27,394	2%
Food and beverage	17,435	17,089	2%
Other	6,714	5,781	16%

	78,359	72,743	9%
Less – promotional allowance	(5,702)	(5,822)	(2)%

Total net revenues	$72,657	$66,921	9%

Net revenues for the quarter ended March 31, 2005 were $72.7 million, representing a net increase of $5.8 million or 8.6% when compared with $66.9 million of net revenues during the same period in 2004. The increase in net revenues was due to: (1) an increase of casino revenue of $3.7 million, primarily as a result of increased table game and slot machine revenue; (2) an increase in room revenue of $.7 million as a result of an increase in average daily hotel room rates from $114 to $115 coupled with a 5.1% increase in hotel room occupancy; and (3) an increase in other revenue (primary entertainment revenue) of $.9 million resulting from the strong demand generated from the opening of Barry Manilow in our showroom on February 23, 2005.

Casino

Casino revenues increased $3.7 million, or 16.4%, to $26.2 million for the quarter ended March 31, 2005, compared to $22.5 million for the quarter ended March 31, 2004. An increase in gaming volume converted to increased casino revenues, however the hold and win percentages were relatively flat. Table games volume increased approximately 52.6% and slot machine volume increased 25.7% for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004; which resulted in table games hold to increase 22.4% and slot machine win to increase 24.7% from 2004. The increase in casino volume is primarily due to increased visitation at the Hotel from the Company’s focus on direct marketing efforts to attract new table games players to the Hotel and increased visitation due to the opening of Barry Manilow in our showroom.

The Hotel’s casino operating margin decreased to 29.5% for the quarter ended March 31, 2005 compared to 37.0% for the quarter ended March 31, 2004. The decrease in casino margin was primarily attributable to the increase in promotional costs. The Company anticipates that continued increases in convention activity at the Las Vegas Convention Center, as shown by historical data provided by the Las Vegas Convention and Visitors Authority, combined with the implementation of new promotional programs, will continue to improve casino volume and revenue in future years.

Hotel

The Hotel maintained an average daily room rate of $115 in 2005 as compared to $114 in 2004. The Hotel generated revenue per available room of $107 during the quarter ended March 31, 2005 compared to $100 during the same period in 2004. Room revenues for the quarter ended March 31, 2005 were $28.0 million, representing an increase of $.7 million or 2.4% compared to $27.4 million during the same period in 2004. The increase in room revenues was the result of a 5.1% increase in occupancy together with a slight increase in average daily rate. Convention traffic continues to be the mainstay of the Hotel representing 54% of the Hotel’s occupied room nights. The Hotel department’s operating margin for the quarter ended March 31, 2005 decreased to 74.0% compared to 74.7% for the quarter ended March 31, 2004, which resulted from an increase in labor cost.

Food and Beverage

Food and beverage revenues were $17.4 million for the quarter ended March 31, 2005, representing an increase of $.3 million or 2.0% compared to $17.1 million for 2004. The increase was attributable to an increase in casual dining restaurant revenue which resulted from an increase in pricing the average cover by $1.00 compared to the same period in 2004. The Hotel’s food and beverage operating margin for the quarter ended March 31, 2005 was 22.1% compared to 20.1% for the quarter ended March 31, 2004.

Other

Other revenues include retail sales, entertainment sales, telephone and miscellaneous income at the Hotel. Other revenue increased $.9 million or 16.2% to $6.7 million for the quarter ended March 31, 2005 from $5.8 million in the same period in 2004. The increase was primarily attributable to the increase in entertainment revenue from the strong attendance at the performances by Barry Manilow. At the present time, Barry Manilow is scheduled to continue to perform in the Hotel’s showroom through the first quarter 2006.

Operating expenses

For the Three Months Ended March 31

(dollars in thousands)

	2005	2004	% CHANGE
Casino	$18,444	$14,155	30%
Rooms	7,291	6,922	5%
Food and beverage	13,582	13,660	(1)%
General & Administrative	16,997	16,259	5%
Other	3,380	2,438	39%
Depreciation & amortization	2,373	4,688	(49)%
Pre-opening*	—	1,902	(100)%
Management fee to parent	—	2,036	(100)%

Total	$62,067	$62,060	—%

*	Pre-opening expenses relate to the Company’s pre-acquisition expenses.

Fluctuations in the Hotel’s operating expenses are generally based upon the change in volume of guests staying in the Hotel and utilizing the Hotel’s amenities, including the casino, food and beverage, spa and retail outlets. Operating expenses remained unchanged at $62.1 million for the three months ended March 31, 2005 and 2004.

Operating expenses were unchanged, even though there were increases in Casino, Hotel, and Other Expenses which were offset by decreases in depreciation expense, pre-opening expenses and management fees paid by the former owner of the Hotel to its Parent in 2004.

The increase in Casino Expense is a direct result of increased business volumes at the Hotel compared to the prior year. The increase in Other Expense is a direct result of the increased expenses related to production cost associated with the performances of Barry Manilow in our showroom.

General and Administrative

The increase in general and administrative expenses results from the cost of services incurred on a stand alone basis by the Company that were previously charged to the Hotel by Caesars corporate infrastructure including legal counsel, information technology, and internal audit services that were covered by the Management Fee charged to LVH.

No Management Fee is charged to the Company by any of its existing affiliates.

Depreciation

The reduction in depreciation expense in 2005 versus 2004 resulted from the Acquisition of the Hotel in June 2004. Based on a third party appraisal, a significant amount of the purchase price was allocated to land from building and improvements.

Net Income

The Hotel recorded net income of $5.7 million for the quarter ended March 31, 2005 compared with a net income of $6.8 million (before pre-opening expenses incurred by the Company) for the quarter ended March 31, 2004. The decrease was primarily attributed to interest expense recognized by the Hotel in the quarter ended March 2005, which offset improved operating income of $10.8 million for the quarter.

Financial Condition

Liquidity and Capital Resources

Cash flows of the Company for the quarter ended March 31, 2005 consisted of the following:

Cash Flows - Operating Activities

Cash flow provided by operations was $10.2 million for the three months ended March 31, 2005 compared to the $5.7 million used by operations in the three months ended March 31, 2004. The Company received $7.6 million in advances from an affiliate to fund the Acquisition in the quarter ended March 31, 2004. The advances were converted to an equity contribution at the completion of the Acquisition.

As of March 31, 2005, the Company had cash and equivalents of $19.6 million of which $5.6 million was cash in the casino used to fund daily operations. For the remainder of 2005, the Company expects to fund Property operations, capital expenditures, and debt service requirements from existing cash balances and operating cash flow.

Cash Flows – Investing Activities

The Company incurred capital expenditures of $2.9 million for the three months ended March 31, 2005. The Company anticipates additional capital expenditures of $28 million throughout the remainder of 2005, which most will be funded through the $26.2 million of restricted cash, as permitted under the terms of the Term Loan.

Other Factors Affecting Liquidity

While the Company believes that its cash flows from operations together with cash on hand will be adequate to fund its activities, including the capital expenditures that the Company plans to make, no assurances can be made that such sources will be sufficient to meet such requirements. Covenants under the Term Loan restrict our future borrowing capacity however subject to certain conditions, the Term Loan does permit the Company to incur additional debt to fund working capital. If circumstances warrant, the Company may seek to obtain a working capital line of credit. A downturn in the economy, increase in revenue or wagering taxes, acts of terrorism, war or military actions would impact the Company’s casino operations and negatively impact its cash flows from operations. If this were to occur, the Company would be required to adjust its capital spending plans.

Off-Balance Sheet Arrangements

The Company is not currently subject to any off-balance sheet arrangements which it believes will have a material adverse impact on its financial condition.

Critical Accounting Policies

A summary of the Company’s significant accounting policies can be found in Note 2 to financial statements included within this Form 10-Q. The Company’s preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant among those estimates are the useful lives and potential impairment of long-term assets, such as buildings and equipment and the adequacy of the Company’s allowance for uncollectible receivables. These estimated amounts are based on management of the Company’s best judgments using both historical information and known trends of the Property, the City of Las Vegas and the gaming industry. Because of the uncertainty inherent in any estimate, it is likely that the actual results will differ from the initial estimates, and the differences could be material.

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

As of March 31, 2005 the Term Loan has a floating interest rate based on 6.50% plus the greater of (i) one-month LIBOR or (ii) 1.5%. The initial term of the Term Loan is two years with two one-year extension options. The Term Loan is subject to interest rate risk and the interest payments associated with the Term Loan will increase if LIBOR increases.

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

The Company has not had any material changes in its exposure to market risk since December 31, 2004.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBIT NUMBER	Description of Exhibits
2.1	Purchase and Sale Agreement, dated as of December 24, 2003, by and among Colony Resorts LVH Acquisitions, LLC, LVH Corporation and Caesars Entertainment Corporation*

3.1	Articles of Organization, dated as of December 18, 2003, for Colony Resorts LVH Acquisitions, LLC*

3.2	Operating Agreement, dated as of December 22, 2003, for Colony Resorts LVH Acquisitions, LLC*

3.3	Amended and Restated Operating Agreement, dated June 18, 2004, for Colony Resorts LVH Acquisitions, LLC+

3.4	Amendment No. 1 to the Amended and Restated Operating Agreement, dated July 23, 2004, for Colony Resorts LVH Acquisitions, LLC****

3.5	Amendment to Articles of Organization, dated June 25, 2004, for Colony Resorts LVH Acquisitions, LLC****

10.1	Deposit Escrow Agreement, dated as of December 24, 2003, by and among LVH Corporation, Colony Resorts LVH Acquisitions, LLC and Nevada Title Company*

10.2	Coinvestment Transfer Restriction Agreement, dated June 18, 2004, by and among Mr. Barrack, Mr. Ribis, Co-Investment Partners and Coinvestment VoteCo+

10.3	Transfer Restriction Agreement, dated June 18, 2004, by and among Mr. Barrack, Holdings and VoteCo+

10.4	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Rodolfo Prieto*

10.5	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser*

10.6	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Kenneth Ciancimino*

10.7	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Rodolfo Prieto*

10.8	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser*

10.9	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Kenneth Ciancimino*

10.10	Employment Agreement, dated as of May 17, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Gonzalo De Varona.***

10.11	Employment Agreement, dated as of April 12, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Stewart.***

10.12	Vice Chairman Agreement, dated June 18, 2004, between Colony Resorts LVH Acquisitions, LLC and Nicholas L. Ribis.****

10.13	Colony Resorts LVH Acquisitions, LLC 2004 Incentive Plan****

10.14	Loan Agreement, dated June 18, 2004, by and between Colony Resorts LVH Acquisition, LLC and Archon Financial, L.P.+

10.15	Sale Right Agreement, dated June 18, 2004, by and among Colony Resorts LVH Acquisitions, LLC, Colony Resorts LVH Holdings, LLC, Colony Resorts LVH Coinvestment Voteco, LLC, Colony Resorts LVH Voteco, LLC and Colony Resorts LVH Co-Investment Partners, L.P.****

10.16	Services Agreement, dated June 18, 2004, between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel and Casino, Inc.****

10.17	Amended and Restated Joint Marketing Agreement, dated April 26, 2005, by and among Colony Resorts LVH Acquisitions, LLC, Resorts International Hotel, Inc. and Resorts International Holdings, LLC

10.18	Amended and Restated Joint Services Agreement, dated April 26, 2005, by and among Colony Resorts LVH Acquisitions, LLC, Resorts International Hotel, Inc. and Resorts International Holdings, LLC

10.19	Employment Agreement, dated as of May 11, 2003, between LVH Corporation and Thomas Page.****

10.20	Addendum to Employment Agreement, dated as of June 22, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Thomas Page.****

14.1	Code of Ethics++

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

METHOD OF FILING

*	Incorporated by reference to the Registrant’s Form 10, filed March 15, 2004 (File Number 0-50635).
**	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 10, filed April 26, 2004 (File Number 0-50635).
***	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Form 10, filed June 17, 2004 (File Number 0-50635).
+	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed June 28, 2004 (File Number 0-50635).
****	Incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to Form 10 filed August 13, 2004 (File Number 0-50635).
*****	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 23, 2004 (File Number 0-50635).
++	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 31, 2005 (File Number 0-50635)

(b)	Reports on Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONY RESORTS LVH ACQUISITIONS, LLC

Date: May 13, 2005	By:	/s/ Rodolfo Prieto
Rodolfo Prieto
Chief Executive Officer and General Manager

Date: May 13, 2005	By:	/s/ Robert Schaffhauser
Robert Schaffhauser
Executive Vice President of Finance