Form 10-Q
period 2005-06-30
COLONY RESORTS LVH ACQUISITIONS LLC
filed 2005-08-03
CIK 1282607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Act of 1934).    Yes  ☐    No  ☒

As of July 31, 2005, there were 0.90 Class A Membership Units held by Colony Resorts LVH Coinvestment Voteco, LLC and 0.60 Class A Membership Units held by Colony Resorts LVH Voteco, LLC.

COLONY RESORTS LVH ACQUISITIONS, LLC

FORM 10-Q

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(In thousands)

	June 30, 2005	December 31, 2004
Assets
CURRENT ASSETS:
Cash and equivalents	$16,859	$12,888
Restricted cash	1,481	1,420
Accounts receivable, net	18,265	16,625
Inventories	2,848	3,276
Prepaid expenses and other current assets	6,500	4,909

Total current assets	45,953	39,118

PROPERTY AND EQUIPMENT, NET	298,107	296,490

RESTRICTED CASH	26,000	26,151

OTHER ASSETS, NET	2,552	3,638

Total assets	$372,612	$365,397

Liabilities and Members’ Equity
CURRENT LIABILITIES:
Account payable	$5,344	$2,035
Accrued expenses	32,553	34,117

Total current liabilities	37,897	36,152

TERM LOAN	200,000	200,000

Total liabilities	237,897	236,152

COMMITMENTS AND CONTINGENCIES

REDEEMABLE MEMBERS’ EQUITY	60,000	60,000

MEMBERS’ EQUITY	74,715	69,245

Total liabilities and members’ equity	$372,612	$365,397

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except unit data)

			PREDECESSOR INFORMATION
	For the three months ended June 30, 2005	For the three months ended June 30, 2004	For the period from April 1, 2004 through June 17, 2004
Revenues:
Casino	$20,118	$2,769	$15,992
Rooms	25,661	2,902	20,232
Food and beverage	16,837	1,897	14,324
Other revenue	6,394	391	4,602

Total revenue	69,010	7,959	55,150

Less: promotional allowances	(6,255)	(700)	(4,875)

Net revenues	62,755	7,259	50,275

Expenses:
Casino	14,515	2,421	11,641
Rooms	6,714	1,177	5,816
Food and beverage	13,271	1,715	11,272
Other expense	4,300	490	2,583
General & administrative	16,665	2,415	14,036
Depreciation	2,196	268	4,053
Pre-opening expenses	—	4,423	—
Management fee to parent	—	—	1,531

	57,661	12,909	50,932

Operating income (loss)	5,094	(5,650)	(657)

Interest expense	(5,282)	(621)	—

Net income (loss)	$(188)	$(6,271)	$(657)

Net income (loss) allocation
Allocable to Class A	$—	$—
Allocable to Class B	$(188)	$(6,271)
Basic weighted average Class A membership units outstanding	1.50	1.50
Basic weighted average Class B membership units outstanding	1,500,000.00	1,500,000.00
Diluted weighted average membership units outstanding	1,500,001.50	1,500,001.50
Net income (loss) per Class A membership unit-basic	$(.13)	$(4.18)
Net income (loss) per Class B membership unit-basic	$(.13)	$(4.18)
Per membership unit-diluted	$(.13)	$(4.18)

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except unit data)

			PREDECESSOR INFORMATION
	For the six months ended June 30, 2005	For the six months ended June 30, 2004	For the period from January 1, 2004 through June 17, 2004
Revenues:
Casino	$45,489	$2,769	$38,471
Rooms	53,709	2,902	47,626
Food and beverage	34,580	1,897	31,412
Other revenue	12,706	391	10,382

Total revenue	146,484	7,959	127,891

Less: promotional allowances	(13,753)	(700)	(10,695)

Net revenues	132,731	7,259	117,196

Expenses:
Casino	30,942	2,421	25,796
Rooms	13,494	1,177	12,738
Food and beverage	26,621	1,715	24,932
Other expense	8,066	490	5,021
General & administrative	33,355	2,415	30,295
Depreciation	4,568	268	8,741
Management fee to parent	—	—	3,567
Pre-opening expenses	—	6,326	—

	117,046	14,812	111,090

Operating income (loss)	15,685	(7,553)	6,106

Interest expense	(10,215)	(621)	—

Net income (loss)	$5,470	$(8,174)	$6,106

Net income (loss) allocation
Allocable to Class A	$—	$—
Allocable to Class B	$5,470	$(8,174)
Basic weighted average Class A membership units outstanding	1.50	1.50
Basic weighted average Class B membership units outstanding	1,500,000.00	1,500,000.00
Diluted weighted average membership units outstanding	1,500,001.50	1,500,001.50
Net income (loss) per Class A membership unit-basic	$3.65	$(5.45)
Net income (loss) per Class B membership unit-basic	$3.65	$(5.45)
Per membership unit-diluted	$3.65	$(5.45)

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENT OF MEMBERS’ EQUITY

(In thousands)

	Capital Contribution	Accumulated Deficit	Total Members Equity
Balance, December 31, 2004	$90,000	$(20,755)	$69,245
Net Income	—	5,470	5,470

Balance, June 30 2005	$90,000	$(15,285)	$74,715

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

			PREDECESSOR INFORMATION
	For the six months ended June 30, 2005	For the six months ended June 30, 2004	For the period from January 1, 2004 through June 17, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,470	$(8,174)	$6,106
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,568	268	8,741
Provision for bad debts	748	—	(375)
Interest rate cap	65	—	—
Amortization of debt issuance cost	1,114	—	—
Change in working capital components:
Accounts receivable	(2,388)	(3,751)	12,021
Inventories, prepaid expenses and other current assets	(1,104)	(5,474)	(1,228)
Accounts payable and accrued expenses	1,745	—	(18,945)
Due to/from affiliates	—	10,356	—
Other	—	—	32

Net cash provided by (used in) operating activities	10,218	(6,775)	6,352

CASH FLOWS USED IN INVESTING ACTIVITIES:
Increase in restricted cash	(62)	(15,675)	—
Additions to property and equipment	(6,185)	(3,761)	(2,998)
Payment for purchase of LVH assets, net of cash acquired	—	(276,804)	—

Net cash used in investing activities	(6,247)	(296,240)	(2,998)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from term loan	—	200,000	—
Proceeds from issuance of members’ equity	—	72,638	—
Proceeds from mandatorily redeemable members’ equity	—	60,000	—
Debt issuance costs	—	(3,063)	—
Change in due to affiliated companies	—	—	(6,139)

Net cash provided by (used in) financing activities	—	329,575	(6,139)

Increase in cash and equivalents	3,971	26,560	(2,785)

Cash and equivalents at beginning of period	12,888	—	12,734

Cash and equivalents at end of period	$16,859	$26,560	$9,949

Supplemental Cash Flow Information:
Cash paid for interest, net of capitalized interest	$8,533	$—

Non-cash financing activity:
Conversion of Advances from Affiliates to Members’ Equity	$—	$17,362

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

Interim Financial Statements

The accompanying condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management all adjustments (which include normal recurring adjustments) necessary for the fair presentation of the results for the interim periods have been made. The results for the three-month period ended June 30 2005 and the six month period ended June 30, 2005, are not necessarily indicative of results to be expected for the full fiscal year.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (filed March 31, 2005 (File Number 0-50635)) (the “Form 10K”).

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

Restricted Cash

The Company has on deposit $27.5 million in various escrow accounts as of June 30, 2005, of which $26 million is to be used for renovation projects and the remaining amounts are held for insurance, property taxes and required repairs.

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

Capitalized interest

The interest cost associated with major construction projects is capitalized and are included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. During the three and six months ended June 30, 2005 and for the three and six months ended June 30, 2004, the Company did not have capitalized interest as there were no significant construction projects.

Deferred Financing Costs

Deferred financing costs of $4.5 million relate to the Company’s financing of the Acquisition. The Company has commenced amortization of these costs since the closing of the Acquisition using the effective interest rate method. Amortization expense during the three and six months ended June 30, 2005 were $557,000 and $1.1 million, respectively, and was $75,000 for the three and six months ended June 30, 2004.

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

Advertising Costs

Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program. Direct-response advertising consists primarily of mailing costs associated with the direct-mail programs. Advertising costs that were expensed during the three and six months ended June 30, 2005 were $1.7 million and $3.2 million, respectively.

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

The Company has not designated its interest rate cap as a hedge therefore changes in the market value of the interest rate cap are recognized as gain or losses in the period of the change. During the quarter ended June 30, 2005 and the six month period ended June 30, 2005, the Company recognized gains of $24,000 and a loss of $65,000, respectively.

Income Taxes

The Company is a limited liability company and will be treated as a partnership for federal income tax purposes. Accordingly, no provision for federal income taxes was recorded because the taxable income or loss is included in the income tax return of the members.

Income (loss) Per Membership Unit

The Company’s income (loss) per membership unit was calculated using the two-class method. Under the two-class method, income (loss) is allocated to each class of membership unit based on the respective members’ participation rights in undistributed income.

The diluted income (loss) per membership unit includes the effect of the assumed conversion of the Class B Membership Units into Class A Membership Units at a 1:1 ratio. At June 30, 2005 the 0.167 options to purchase Class A Membership Units and 166,667 options to purchase Class B Membership Units have been excluded from the diluted income (loss) per membership unit calculation, because the assumed conversion of these options would be anti-dilutive.

2004 Incentive Plan

In connection with the closing of the Acquisition, the Company’s board and members approved the Company’s 2004 Incentive Plan (the “Plan”). As of June 18, 2004, the Company had a total of 0.167 Class A Units and 166,667 Class B units reserved for issuance under the Plan.

Subsequent to the closing of the Acquisition, the Company granted 0.167 options of Class A Units and 166,667 options of Class B Units to certain executives, in accordance with the Plan. The options have a 10 year life, vest over three to five years and have an exercise price of $100 per unit for both classes which was equal to, or greater than, the fair market value of the membership units at the date of grant.

The Company accounts for stock-based compensation, including employee stock option plans, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and the Financial Accounting Standards Board’s Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25.” Had the Company accounted for these plans under the fair value method allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), the Company’s net income (loss) and income (loss) per membership unit would have been as follows on a pro forma basis:

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

(in thousands, except membership unit data)

	Three months ended June 30, 2005		Six months ended June 30, 2005
	Class A Membership Units	Class B Membership Units	Class A Membership Units	Class B Membership Units
Net income (loss) as reported	$(188)	$(188)	$5,470	$5,470
Stock-based compensation cost	(270)	(270)	(539)	(539)

Pro-forma net income (loss)	$(458)	$(458)	$4,931	$4,931

Basic income (loss) per membership unit as reported	$(.13)	$(.13)	$3.65	$3.65
Stock-based compensation cost	(.18)	(.18)	(.36)	(.36)

Pro-forma basic income (loss) per share	$(.31)	$(.31)	$3.29	$3.29

Diluted income per membership as reported	$(.13)	$—	$3.65	$—

Stock-based compensation cost	(.18)	—	(.36)	—

Pro-forma diluted income (loss) per share	$(.31)	$—	$3.29	$—

The fair value of the option grants during 2004 was estimated on the date of grant using an appraisal of the value of the Company and its membership units. No additional grants were awarded during the six months ended June 30, 2005.

The estimated fair value of the 166,667 options at the date of grant was $27.73 per membership unit and was computed using the black scholes method with the following weighted average assumptions: risk free interest rate of 3.24%; no expected dividend yields; and expected lives of 30 months.

Recently Issued Accounting Pronouncements

In September 2004, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on issue No. 04-08. “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (EITF 04-08), which is effective for reporting periods ending after December 15, 2004. EITF 04-08 requires companies to include shares issuable under convertible instruments in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. As June 30, 2005 the Company does not have any instruments which are contingently convertible to membership units, and therefore the adoption of EITF 04-08, will not impact the future diluted earnings per membership of the Company.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires all companies to measure compensation costs for all share-based payments (including employee stock options) at fair value. On April 14, 2005 the Securities and Exchange Commission announced that it would provide for a phased-in implementation of SFAS No. 123(R). In accordance with the new implementation schedule, the Company is required to adopt SFAS No. 123(R) no later than January 1, 2006.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This statement is based on the principle that exchanges of nonmonetary assets should be measured based on fair value of the assets exchanged. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company believes that the adoption of the statement will not have a material effect on the Company’s financial condition or results of operation. .

3. ACCOUNTS RECEIVABLE

Components of accounts receivable were as follows (in thousands):

	June 30, 2005	December 31, 2004
Casino	$9,723	$5,879
Hotel	10,917	8,002
Affiliates	514	2,327
Other	903	550

	22,057	16,758
Less: Allowance for doubtful accounts and discounts	(3,792)	(133)

	$18,265	$16,625

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

4. PROPERTY AND EQUIPMENT, NET

Components of property and equipment were as follows (in thousands):

	June 30, 2005	December 31, 2004
Land and land improvements	$153,982	$153,982
Building and improvements	104,669	104,669
Furniture, fixtures and equipment	46,131	41,133
Construction in progress	2,066	879

	306,848	300,663
Less: accumulated depreciation	(8,741)	(4,173)

	$298,107	$296,490

5. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Customer deposits	$11,732	$4,639
Payroll and related	11,145	11,125
Taxes and licenses	2,401	1,811
Casino	3,245	5,926
License fees	224	876
Interest	748	767
Other	3,058	8,973

	$32,553	$34,117

6. TERM LOAN

On June 18, 2004 in connection with the consummation of the Acquisition, the Company entered into the Goldman Term Loan (the “Term Loan”). The Term Loan is for a principal amount of $200 million and is for an initial term of two (2) years with two one-year extensions. The initial maturity date of the Term Loan is July 11, 2006. The Company intends to extend, or refinance, the Term Loan upon maturity. The Term Loan is subject to a $30 million holdback amount: $26 million has been set aside for renovation and construction and $4 million was held as a debt-service reserve. The $26 million has not been utilized by the Company as of June 30, 2005; the $4 million of debt service was used in 2004. Interest on the Term Loan accrues at a rate of 6.50% plus the greater of (i) one-Month LIBOR or (ii) 1.5%. The Term Loan provides for no amortization during the term. The Term Loan is secured by a first priority deed of trust on the Property.

Subsequent to June 30, 2005, the Company withdrew $11.2 million from restricted cash for various renovation projects, as permitted under the terms of the Term Loan.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

Pursuant to the terms of the Term Loan, the Company purchased an interest rate cap at the funding of the Term Loan for $769,000 with LIBOR strike rate of 5% for the first two years of the Term Loan and an interest rate cap with a LIBOR strike rate of 6% for any extension periods. The interest rate cap was valued at $14,000 and $79,000 at June 30, 2005 and December 31, 2004, respectively. The interest rate cap is included within other assets on the balance sheet. As a result of the decrease in value of the interest rate cap, the Company recorded a corresponding mark to market adjustment of $65,000 which is included in interest expense in the accompanying unaudited condensed statement of operations.

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

As of June 30, 2005, Voteco owns 0.60 Class A Units and Coinvestment Voteco owns 0.90 Class A Units. In addition, as of June 30, 2005, Holdings owns 600,000 Class B Units and Co-Investment Partners owns 900,000 Class B Units. Prior to the closing of the Acquisition, the Company executed the Operating Agreement. Pursuant to the Operating Agreement, holders of Class A Units are entitled to one vote per unit in all matters to be voted on by voting members of the Company. Holders of Class B units are not entitled to vote, except as otherwise expressly required by law.

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

9. RELATED PARTY TRANSACTIONS

In 2004, the Company advanced $2.1 million to Resorts International Holdings, Inc, (“RIH”), a company affiliated through common ownership, in connection with the acquisition by RIH of four gaming properties. The advance was fully repaid in February 2005.

In connection with the acquisition of these properties, certain employees of the Company have provided consulting services to RIH for transition of the properties to RIH. The Company has billed RIH $808,000 through June 30, 2005 for said services. All amounts billed have been paid by RIH as of June 30, 2005 except for $476,000 which is recorded in accounts receivable as of June 30, 2005. The $476,000 was paid in July 2005.

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

During the six month period ended June 30, 2005 the Company provided and/or received services from these affiliated companies. The total net value of services received from the affiliated companies $100,000.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

10. COMMITMENTS AND CONTINGENCIES

Vice Chairman and Executive Employment Agreements

The Company has entered into a Vice Chairman’s agreement and several executive employment agreements, as amended. The agreements have initial terms of six months to five years and are subject to one-year extensions. These agreements provide that the executives will receive a base salary with either mandatory increases or annual adjustments, annual bonus payments, and the granting of option to acquire membership units under the Company’s 2004 Incentive Plan.

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

THIS PAGE LEFT INTENTIONALLY BLANK

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements, the related notes to financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K and the unaudited interim condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

Prior to June 18, 2004, Colony Resorts LVH Acquisitions, LLC (“the Company”) conducted no business other than in connection with the completion of the acquisition of substantially all of the assets and certain liabilities of LVH Corporation, a Nevada corporation (“LVH”) (the “Acquisition”). LVH is a wholly-owned subsidiary of Caesars Entertainment, Inc., formerly Park Place Entertainment Corporation (“Caesars”) that prior to the Acquisition, operated the Las Vegas Hilton, a casino resort located in Las Vegas, Nevada (the “Hotel” or “Property”). The Acquisition closed on June 18, 2004. Since June 18, 2004, the Company has owned and operated the Property and accordingly has a limited operating history. The following discussion of the Company’s results of operations compares the three and six months ended June 30, 2005 to the three and six months ended June 30, 2004, as if the acquisition of the Property had occurred on January 1, 2004. Accordingly, the discussion compares the 2005 operating results of the Property when owned by the Company to those generated while the Property was owned and operated by Caesars during 2004.

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

Results of Operations

Comparison of three months ended June 30, 2005 with June 30, 2004

Net revenues:

For the Three Months Ended June 30

(dollars in thousands)

	2005	2004	% CHANGE
Casino	$20,118	$18,761	7%
Rooms	25,661	23,134	11%
Food and beverage	16,837	16,221	4%
Other	6,394	4,993	28%

	69,010	63,109	9%
Less – promotional allowance	(6,255)	(5,575)	12%

Total net revenues	$62,755	$57,534	9%

Casino

Casino revenues increased $1.4 million, or 7%, to $20 million for the quarter ended June 30, 2005, compared to $18.8 million for the quarter ended June 30, 2004. An increase in gaming volume resulted in increased casino revenues. The table games hold percentage for the three month period ended June 30, 2005 was 10.7% versus 13.5% for the comparable period in the prior year. The slot machine win percentage was 5.4% in both periods. Table games volume increased approximately 55% and slot machine volume increased 35% for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004. The increase in casino volume is primarily due to more frequent and more robust casino marketing programs aimed at specific table game players and refinements to the Hotel’s slot club loyalty program.

The casino department’s operating margin was 28% for the quarter ended June 30, 2005 compared to 25% for the quarter ended June 30, 2004. The increased operating margin was primarily attributable to more efficient use of promotional spending which drove higher revenues at a lower incremental cost in the most recently completed quarter.

Rooms

During the quarter ended June 30, 2005, an average daily room rate of $103 as compared to $93 during the quarter ended June 30, 2004, resulted in an 11% increase in rooms department revenue. Revenue per available room of $285 during the quarter ended June 30, 2005 compared to $241 during the same period in 2004. Rooms revenue for the three month period ended June 30, 2005 were $25.7 million, compared to $23.1 million during 2004. Convention traffic continues to be the mainstay of the Hotel representing 46% of the Hotel’s occupied room nights during the quarter ended June 30, 2005. The Hotel department’s operating margin for the three month period ended June 30, 2005 increased to 74% compared to 70% for the quarter ended June 30, 2004 as a result of the $10 increase in average daily rate.

Food and Beverage

Food and beverage revenues were $16.8 million for the quarter ended June 30, 2005, representing an increase of $600,000 or 4% compared to $16.2 million for 2004. The increase is primarily attributable to pricing increases and additional covers at the Hotel’s casual dining restaurants. The Hotel’s food and beverage operating margin for the quarter ended June 30, 2005 improved to 21% versus 20% for the quarter ended June 30, 2004 due to certain pricing initiatives.

Other

Other revenues include retail sales, entertainment sales, telephone and miscellaneous income at the Hotel. Other revenue increased $1.4 million or 28% to $6.4 million for the quarter ended June 30, 2005. The increase was primarily attributable to the increase in entertainment revenue from strong attendance at the performances by Barry Manilow. At the present time, Barry Manilow is scheduled to continue to perform in the Hotel’s showroom through the first quarter 2006.

Operating expenses

For the Three Months Ended June 30

(dollars in thousands)

	2005	2004	% Change
Casino	$14,515	$14,062	3%
Rooms	6,714	6,993	(4)%
Food and beverage	13,271	12,987	2%
General and administrative	16,665	16,451	1%
Other	4,300	3,073	40%
Depreciation & amortization	2,196	4,321	(49)%

	57,661	57,887	—

Pre-opening*	—	4,423	(100)%
Management fee to parent	—	1,531	(100)%

Total	$57,661	$63,841	(10)%

*	Pre-opening expenses relate to the Company’s pre-acquisition expenses.

Fluctuations in the Hotel’s operating expenses are generally based upon the change in volume of guests staying in the Hotel and utilizing the Hotel’s amenities, including the casino, the food and beverage outlets and the entertainment venues. Total operating expenses, excluding pre-opening expenses and management fees incurred in 2004, were relatively unchanged, when comparing the quarter ended June 30, 2005 to the same quarter in 2004 even though there were increases in Casino and Other expenses. The increase in Casino department expenses is a direct result of increased business volume at the Hotel and increased promotional spending compared to the prior year. The 40% increase in Other expenses is a direct result of production costs associated with the Barry Manilow performances in the Hotel’s showroom. These increases were offset by decreases in General and Administrative and Depreciation expense.

Depreciation

The reduction in Depreciation expense for the three month period ended June 30, 2005 compared with the three month period ended June 30, 2004 resulted from the Acquisition of the Hotel in June 2004 and corresponding application of purchase accounting to assets acquired. Based on a third party appraisal, a significant amount of the purchase price was allocated to land from building and improvements.

Interest

Interest expense related to the Company’s $200 million Term Loan was $5.3 million during the quarter ended June 30, 2005. The Company manages its interest rate risk through the use of an interest rate cap.

Operating Income (loss)

Operating income for the three months ended June 30, 2005 was $5.1 million compared to an operating loss of $6.3 million for the three months ended June 30, 2004. Non-recurring pre-opening expenses and management fees contributed $5.9 million to the loss in 2004. Enhanced revenue levels and cost containment initiatives implemented by the Company in the periods subsequent to the June 18, 2004 acquisition of the Hotel drove the improved results in the quarter ended June 30, 2005 as evident in the operating income line item.

Comparison of six months ended June 30, 2005 with June 30, 2004

Net revenues:

For the Six Months Ended June 30

(dollars in thousands)

	2005	2004	% CHANGE
Casino	$45,489	$41,240	10%
Rooms	53,709	50,528	6%
Food and beverage	34,580	33,309	4%
Other	12,706	10,773	18%

	146,484	135,850	8%
Less – promotional allowance	(13,753)	(11,395)	21%

Total net revenues	$132,731	124,455	7%

Casino

Casino revenues increased $4.2 million, or 10% to $45.5 million for the six months ended June 30, 2005 versus 2004. An increase in gaming volume translated into increased revenues despite the fact that table games hold for the six month period ended June 30, 2005 was 11.6% as compared to 14.8% in the comparable prior year period. The slot win percentage for the six month period ended June 30, 2005 was 5.4% as compared to 5.5% in the comparable prior year period. Table game volume increased 46.6% and slot machine volume increased 18.7% for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

The increase in casino volume is primarily due to expanded casino marketing programs aimed at both table and slot machine players, and increased visitation at the Hotel due to the opening of Barry Manilow in the Hotel showroom.

The casino operating margin was relatively unchanged between the 2005 and 2004 six month periods ended June 30.

Rooms

The Hotel maintained an average daily room rate of $109 for the six months ended June 30, 2005 as compared to $103 for the six months ended June 30, 2004. The Hotel generated revenue per available room of $298 during the six months ended June 30, 2005 as compared to $259 during the six months ended June 30, 2004. Rooms revenue for the six months ended June 30, 2005 was $53.7 million, a 6% increase over the same period in 2004. The increase in rooms revenue is a result of the increase in occupancy from 91% to 93% coupled with a $6 increase in the average daily rate during the six months ended June 30, 2005 when compared to the same period in 2004. Convention traffic represented 47% of the Hotel’s occupied room nights during the six months ended June 30, 2005 versus 56% in 2004. The Hotel’s operating margin for the six months ended June 30, 2005 increased to 74% compared to 72% for the six months ended June 30, 2004 due to the improved revenue levels.

Food and Beverage

Food and beverage revenues were $34.6 million for the six months ended June 30, 2005 representing an increase of $1.3 million, or 4%. The increase is primarily attributable to pricing increases and additional covers at the Hotel’s casual dining restaurants. The Hotel’s food and beverage margin for the six month period ended June 30, 2005 was 23% compared to 20% for the six months ended June 30, 2004.

Other

Other revenues include retail sales, entertainment sales, telephone and miscellaneous income at the Hotel. Other revenue increased $1.9 million or 18% for the six months ended June 30, 2005. The increase is primarily attributable to the increase in entertainment revenue from attendance at performances by Barry Manilow.

Operating expenses

	2005	2004	% Change
Casino	$30,942	$28,217	10%
Rooms	13,494	13,915	(3)%
Food and beverage	26,621	26,647	—%
General & Administrative	33,355	32,710	2%
Other	8,066	5,511	46%
Depreciation & amortization	4,568	9,009	(49)%

	117,046	116,009	1%

Pre-opening*	—	6,326	(100)%
Management fee to parent	—	3,567	(100)%

Total	$117,046	$125,902	(7)%

*	Pre-opening expenses relate to the Company’s pre-acquisition expenses

Total operating expenses, excluding pre-opening expenses and management fees, were relatively flat during the six months ended June, 30, 2005 when compared to 2004. Specific fluctuations were seen in the Casino department where expenses were $30.9 million for the six months ended June 30, 2005, or 10% greater than the comparable period in 2004, due to (1) costs associated with supporting the addition gaming volume and (2) the cost of expanded marketing programs and promotional activities. Casino revenues increased a similar 10% for these same six month periods. Other expenses were $8.1 million for the six months ended June 30, 2005 representing a 46% increase from the comparable period in 2004. The increase is primarily attributable to the cost of producing the Barry Manilow performances in the Hotel’s showroom.

Depreciation

The reduction in depreciation expense for the six month period June 30, 2005 versus the comparable prior year period resulted from the acquisition of the Hotel’s assets by the Company in June 2004. Based on a third party appraisal, a significant amount of the purchase price was allocated to land and building improvements.

Interest

Interest expense for the six months ended June 30, 2005 was $10.2 million. The Company’s only debt outstanding is in the form of the Term Loan used to finance the acquisition of the Hotel.

Operating Income (Loss)

The Hotel recorded operating income of $15.7 million for the six months ended June 30, 2005 compared with an operating loss of $1.4 million for the comparable prior year period. The operating loss for the six months ended June 30, 2004 includes pre-opening expenses of $6.3 million. Improved operating results in the first half of 2005 were driven by the implementation of various marketing programs, the success of Barry Manilow and corresponding improved revenue streams.

Financial Condition

Liquidity and Capital Resources

Cash flow provided by operations was $10 million for the six months ended June 30, 2005 compared to the $13.4 million used by operations in the six months ended June 30, 2004. The Company received $7.6 million in advances from an affiliate to fund the Acquisition in the quarter ended March 31, 2004. The advances were converted to an equity contribution at the completion of the Acquisition.

As of June 30, 2005, the Company had cash and equivalents of $16.9 million of which $4 million was cash in the casino used to fund daily operations. For the remainder of 2005, the Company expects to fund Property operations, capital expenditures, and debt service requirements from existing cash balances, operating cash flow and funds held in escrow for property renovations.

The Company incurred capital expenditures of $6.2 million for the six months ended June 30, 2005. The Company anticipates additional capital expenditures of $17.7 million throughout the remainder of 2005, most of which will be funded through the $26 million of restricted cash, as permitted under the terms of the Term Loan.

Other Factors Affecting Liquidity

While the Company believes that its cash flows from operations together with cash on hand will be adequate to fund its activities, including the capital expenditures that the Company plans to make, no assurances can be made that such sources will be sufficient to meet such requirements. Covenants under the Term Loan restrict our future borrowing capacity however subject to certain conditions the Term Loan does permit the Company to incur additional debt to fund working capital. If circumstances warrant, the Company may seek to obtain a working capital line of credit. The Term Loan is for a principal amount of $200 million and is for an initial term of two (2) years. It has an initial maturity date of July 11, 2006 and contains a provision for two one-year extensions. The Company intends to extend, or refinance, the Term Loan upon maturity. A downturn in the economy, increase in revenue or wagering taxes, acts of terrorism, war or military actions would impact the Company’s casino operations and negatively impact its cash flows from operations. If this were to occur, the Company would be required to adjust its capital spending plans.

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

As of June 30, 2005 the Term Loan has a floating interest rate based on 6.50% plus the greater of (i) one-month LIBOR or (ii) 1.5%. The initial term of the Term Loan is two years with two one-year extension options. The Term Loan is subject to interest rate risk and the interest payments associated with the Term Loan will increase if LIBOR increases.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBIT NUMBER	Description of Exhibits
2.1	Purchase and Sale Agreement, dated as of December 24, 2003, by and among Colony Resorts LVH Acquisitions, LLC, LVH Corporation and Caesars Entertainment Corporation*

3.1	Articles of Organization, dated as of December 18, 2003, for Colony Resorts LVH Acquisitions, LLC*

3.2	Operating Agreement, dated as of December 22, 2003, for Colony Resorts LVH Acquisitions, LLC*

3.3	Amended and Restated Operating Agreement, dated June 18, 2004, for Colony Resorts LVH Acquisitions, LLC+

3.4	Amendment No. 1 to the Amended and Restated Operating Agreement, dated July 23, 2004, for Colony Resorts LVH Acquisitions, LLC****

3.5	Amendment to Articles of Organization, dated June 25, 2004, for Colony Resorts LVH Acquisitions, LLC*****

10.1	Deposit Escrow Agreement, dated as of December 24, 2003, by and among LVH Corporation, Colony Resorts LVH Acquisitions, LLC and Nevada Title Company*

10.2	Coinvestment Transfer Restriction Agreement, dated June 18, 2004, by and among Mr. Barrack, Mr. Ribis, Co-Investment Partners and Coinvestment Voteco+

10.3	Transfer Restriction Agreement, dated June 18, 2004, by and among Mr. Barrack, Holdings and Voteco+

10.4	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Rodolfo Prieto*

10.5	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser*

10.6	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Kenneth Ciancimino*

10.7	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Rodolfo Prieto*

10.8	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser*

10.9	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Kenneth Ciancimino*

10.10	Employment Agreement, dated as of May 17, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Gonzalo De Varona.***

10.11	Employment Agreement, dated as of April 12, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Stewart.***

10.12	Vice Chairman Agreement, dated June 18, 2004, between Colony Resorts LVH Acquisitions, LLC and Nicholas L. Ribis.****

10.13	Colony Resorts LVH Acquisitions, LLC 2004 Incentive Plan****

10.14	Loan Agreement, dated June 18, 2004, by and between Colony Resorts LVH Acquisition, LLC and Archon Financial, L.P.+

10.15	Sale Right Agreement, dated June 18, 2004, by and among Colony Resorts LVH Acquisitions, LLC, Colony Resorts LVH Holdings, LLC, Colony Resorts LVH Coinvestment Voteco, LLC, Colony Resorts LVH Voteco, LLC and Colony Resorts LVH Co-Investment Partners, L.P.****

10.16	Services Agreement, dated June 18, 2004, between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel and Casino, Inc.****

10.17	Amended and Restated Joint Marketing Agreement, dated April 26, 2005, by and among Colony Resorts LVH Acquisitions, LLC, Resorts International Hotel, Inc. and Resorts International Holdings, LLC+++

10.18	Amended and Restated Joint Services Agreement, dated April 26, 2005, by and among Colony Resorts LVH Acquisitions, LLC, Resorts International Hotel, Inc. and Resorts International Holdings, LLC+++

10.19	Employment Agreement, dated as of May 11, 2003, between LVH Corporation and Thomas Page.****

10.20	Addendum to Employment Agreement, dated as of June 22, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Thomas Page.****

14.1	Code of Ethics++

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

METHOD OF FILING

*	Incorporated by reference to the Registrant’s Form 10, filed March 15, 2004 (File Number 0-50635).
**	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 10, filed April 26, 2004 (File Number 0-50635).
***	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Form 10, filed June 17, 2004 (File Number 0-50635).
+	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed June 28, 2004 (File Number 0-50635).
****	Incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to Form 10 filed August 13, 2004 (File Number 0-50635).
*****	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 23, 2004 (File Number 0-50635).
++	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 31, 2005 (File Number 0-50635)
+++	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 (File Number 0-50635).

(b)	Reports on Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONY RESORTS LVH ACQUISITIONS, LLC

Date: July 31, 2005	By:	/s/ Rodolfo Prieto
Rodolfo Prieto
Chief Executive Officer and General Manager

Date: July 31, 2005	By:	/s/ Robert Schaffhauser
Robert Schaffhauser
Executive Vice President of Finance