Form 10-Q
period 2005-09-30
COLONY RESORTS LVH ACQUISITIONS LLC
filed 2005-11-15
CIK 1282607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of October 31, 2005, there were 0.90 Class A Membership Units held by Colony Resorts LVH Coinvestment Voteco, LLC and 0.60 Class A Membership Units held by Colony Resorts LVH Voteco, LLC which are now owned by Resorts International Entertainment, LLC.

COLONY RESORTS LVH ACQUISITIONS, LLC

FORM 10-Q

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2005	December 31, 2004
Assets
CURRENT ASSETS:
Cash and equivalents	$19,920	$12,888
Restricted cash	2,412	1,420
Accounts receivable, net	20,720	14,298
Related Party Receivables	523	2,327
Inventories	2,596	3,276
Prepaid expenses and other current assets	7,443	4,909

Total current assets	53,614	39,118
PROPERTY AND EQUIPMENT, NET	301,439	296,490
RESTRICTED CASH	11,178	26,151
OTHER ASSETS, NET	2,016	3,638

Total assets	$368,247	$365,397

Liabilities and Members’ Equity
CURRENT LIABILITIES:
Account payable	$3,220	$2,035
Accrued expenses	37,297	34,117

Total current liabilities	40,517	36,152
TERM LOAN	200,000	200,000

Total liabilities	240,517	236,152

COMMITMENTS AND CONTINGENCIES
REDEEMABLE MEMBERS’ EQUITY	60,000	60,000
MEMBERS’ EQUITY	67,730	69,245

Total liabilities and members’ equity	$368,247	$365,397

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except unit data)

	For the three months ended September 30, 2005	For the three months ended September 30, 2004
Revenues:
Casino	$21,572	$22,773
Rooms	20,771	19,339
Food and beverage	15,028	12,665
Other revenue	7,406	3,967

Total revenue	64,777	58,744
Less: promotional allowances	(6,123)	(6,025)

Net revenues	58,654	52,719
Expenses:
Casino	15,374	15,319
Rooms	6,959	6,249
Food and beverage	12,089	10,958
Other expense	5,207	2,897
General & administrative	17,446	16,526
Depreciation	2,812	1,965
Pre-opening expenses	—	—
Management fee to parent	487	—

	60,374	53,914

Operating income (loss)	(1,720)	(1,195)
Interest expense	5,265	4,270

Net income (loss)	$(6,985)	$(5,465)

Net income (loss) allocation
Allocable to Class A	$—	$—
Allocable to Class B	$(6,985)	$(5,465)
Basic weighted average Class A membership units outstanding	1.50	1.50
Basic weighted average Class B membership units outstanding	1,500,000.00	1,500,000.00
Diluted weighted average membership units outstanding	1,500,001.50	1,500,001.50
Net income (loss) per Class A membership unit-basic	$(4.66)	$(3.64)
Net income (loss) per Class B membership unit-basic	$(4.66)	$(3.64)
Per membership unit-diluted	$(4.66)	$(3.64)

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except unit data)

PREDECESSOR INFORMATION

	For the nine months ended September 30, 2005	For the nine months ended September 30, 2004	For the period from January 1, 2004 through June 17, 2004
Revenues:
Casino	$67,061	$24,542	$38,471
Rooms	74,480	22,214	47,626
Food and beverage	49,609	14,609	31,412
Other revenue	20,111	4,386	10,382

Total revenue	211,261	65,751	127,891
Less: promotional allowances	(19,876)	(6,725)	(10,695)

Net revenues	191,385	59,026	117,196
Expenses:
Casino	46,317	17,104	25,796
Rooms	20,453	7,144	12,738
Food and beverage	38,710	12,481	24,932
Other expense	13,273	3,174	5,021
General & administrative	50,800	19,164	30,295
Depreciation	7,380	2,226	8,741
Management fee to parent	487	—	—
Pre-opening expenses	—	6,325	3,567

	177,420	67,618	111,090

Operating income (loss)	13,965	(8,592)	6,106
Interest expense	15,480	(4,898)	—

Net income (loss)	$(1,515)	$(13,490)	$6,106

Net income (loss) allocation
Allocable to Class A	$—	$—
Allocable to Class B	$(1,515)	$(13,490)
Basic weighted average Class A membership units outstanding	1.50	1.50
Basic weighted average Class B membership units outstanding	1,500,000.00	1,500,000.00
Diluted weighted average membership units outstanding	1,500,001.50	1,500,001.50
Net income (loss) per Class A membership unit-basic	$(1.01)	$(8.99)
Net income (loss) per Class B membership unit-basic	$(1.01)	$(8.99)
Per membership unit-diluted	$(1.01)	$(8.99)

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENT OF MEMBERS’ EQUITY

(in thousands)

	Capital Contribution	Accumulated Deficit	Total Members Equity
Balance, December 31, 2004	$90,000	$(20,755)	$69,245
Net Loss		(1,515)	(1,515)

Balance, September 30,2005	$90,000	$(22,270)	$67,730

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

PREDECESSOR INFORMATION

	For the nine months ended September 30, 2005	For the nine months ended September 30, 2004	For the period from January 1, 2004 through June 17, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,515)	$(13.490)	$6,106
Adjustments to reconcile net income(loss) to net cash provided by operating activities:
Depreciation	7,380	2,328	8,741
Provision for bad debts	823	—	(375)
Interest rate cap	53	—	—
Amortization of debt issuance cost	1,579	279	—
Change in working capital components:
Accounts receivable	(7,245)	(2,619)	12,021
Inventories, prepaid expenses and other current assets	(1,863)	(8,439)	(1,228)
Accounts payable and accrued expenses	4,365	5,532	(18,945)
Other	—	—	32

Net cash provided by (used in) operating activities	3,577	(16,409)	6,352

CASH FLOWS USED IN INVESTING ACTIVITIES:
Increase in restricted cash	13,981	(13,504)	—
Increases (Decreases) to property and equipment	(12,330)	(5,218)	(2,998)
Payment for purchase of LVH assets, net of cash acquired	—	(276,901)	—

Net cash provided by (used in) investing activities	1,651	(295,623)	(2,998)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from term loan	—	200,000	—
Proceeds from issuance of members’ equity	—	72,637	—
Proceeds from mandatorily redeemable members’ equity	—	60,000	—
Debt issuance costs	—	(3,570)	—
Change in due to/from affiliated companies	1,804	—	(6,139)

Net cash provided by (used in) financing activities	1,804	329,067	(6,139)

Increase in cash and equivalents	7,032	17,035	(2,785)
Cash and equivalents at beginning of period	12,888	—	12,734

Cash and equivalents at end of period	$19,920	$17,035	$9,949

Supplemental Cash Flow Information:
Cash paid for interest, net of capitalized interest	$13,472	$3,073

Non-cash financing activity:
Conversion of Advances from Affiliates to Members’ Equity	$—	$17,363

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

Prior to June 18, 2004, the Company had conducted no business other than in connection with the execution of the Purchase and Sale Agreement (as defined below), relating to the acquisition of substantially all of the assets and certain liabilities of LVH Corporation, a Nevada corporation (“LVH”) (the “Acquisition”). LVH is a wholly-owned subsidiary of Caesars Entertainment, Inc., formerly Park Place Entertainment Corporation (“Caesars”) that prior to the Acquisition operated the Las Vegas Hilton, a casino resort located in Las Vegas, Nevada (the “Hotel” or the “Property”). Commencing June 18, 2004, the revenues and expenses of the Property are included in the Company’s statement of operations.

Interim Financial Statements

The accompanying condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management all adjustments (which include normal recurring adjustments) necessary for the fair presentation of the results for the interim periods have been made. The results for the three-month period ended September 30 2005 and the nine month period ended September 30, 2005, are not necessarily indicative of results to be expected for the full fiscal year.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (filed March 31, 2005 (File Number 0-50635)) (the “Form 10K”).

Use of Estimates

The preparation of the unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, including related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates those estimates, including those related to asset impairments, accruals for slot marketing points, compensation and related benefits, revenue recognition, allowance for doubtful accounts, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. 6

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities not in excess of 90 days.

Restricted Cash

The Company has on deposit $13.6 million in various escrow and customer deposit accounts as of September 30, 2005, of which $11.2 million is to be used for renovation projects and the remaining amounts are held for insurance, property taxes, required repairs and various regulatory requirements.

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

Capitalized interest

The interest cost associated with major construction projects is capitalized and is included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. During the three and nine months ended September 30, 2005 and for the three and nine months ended September 30, 2004, the Company did not have capitalized interest as there were no significant construction projects.

Deferred Financing Costs

Deferred financing costs of $4.5 million relate to the Company’s financing of the Acquisition. The Company has commenced amortization of these costs since the closing of the Acquisition using the straight-line method which approximates the interest method. Amortization expense during the three and nine months ended September 30, 2005 were $557,000 and $1.7 million, respectively, and was $279,000 for the three and nine months ended September 30, 2004.

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

Advertising Costs

Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program. Direct-response advertising consists primarily of mailing costs associated with the direct-mail programs. Advertising costs that were expensed during the three and nine months ended September 30, 2005 were $2.4 million and $5.6 million, respectively.

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

The Company has not designated its interest rate cap as a hedge therefore changes in the market value of the interest rate cap are recognized as gain or losses in the period of the change. During the three and nine month periods ended September 30, 2005, the Company recognized a $13,000 gain and a $53,000 loss, respectively.

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

The diluted income (loss) per membership unit includes the effect of the assumed conversion of the Class B Membership Units into Class A Membership Units at a 1:1 ratio. At September 30, 2005 the 0.167 options to purchase Class A Membership Units and 166,667 options to purchase Class B Membership Units have been excluded from the diluted income (loss) per membership unit calculation, because the assumed conversion of these options would be anti-dilutive.

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

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

(in thousands, except membership unit data)

	Three months ended September 30, 2005		Nine months ended September 30, 2005
	Class A Membership Units	Class B Membership Units	Class A Membership Units	Class B Membership Units
Net loss as reported	$(6,985)	$(6,985)	$(1,515)	$(1,515)
(Stock-based compensation cost	(270)	(270)	(809)	(809)

Pro-forma net loss	$(7,255)	$(7,255)	$(2,324)	$(2,324)

Basic loss per membership unit as reported	$(4.66)	$(4.66)	$(1.01)	$(1.01)
Stock-based compensation cost	(.18)	(.18)	(.54)	(.54)

Pro-forma basic loss per unit	$(4.84)	$(4.84)	$(1.55)	$(1.55)

Diluted loss per membership unit as reported	$(4.66)	$—	$(1.01)	$—
Stock-based compensation cost	(.18)		(.53)

Pro-forma diluted loss per unit	$(4.84)	$—	$(1.55)	$—

The fair value of the option grants during 2004 was estimated on the date of grant using an appraisal of the value of the Company and its membership units. No additional grants were awarded during the nine months ended September 30, 2005.

The estimated fair value of the 166,667 options at the date of grant was $27.73 per membership unit and was computed using the black scholes method with the following weighted average assumptions: risk free interest rate of 3.24%; no expected dividend yields; and expected lives of 30 months.

Recently Issued Accounting Pronouncements

In September 2004, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on issue No. 04-08. “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (EITF 04-08), which is effective for reporting periods ending after December 15, 2004. EITF 04-08 requires companies to include shares issuable under convertible instruments in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. As of September 30, 2005 the Company does not have any instruments which are contingently convertible to membership units, and therefore the adoption of EITF 04-08, will not impact the future diluted earnings per membership unit of the Company.

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

3.	ACCOUNTS RECEIVABLE

Components of accounts receivable were as follows (in thousands):

	September 30, 2005	December 31, 2004
Casino	$9,759	$5,879
Hotel	13,826	8,002
Affiliates	523	2,327
Other	1,038	550

	25,146	16,758
Less: Allowance for doubtful accounts and discounts	(3,903)	(133)

	$21,243	$16,625

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

4.	PROPERTY AND EQUIPMENT, NET

Components of property and equipment were as follows (in thousands):

	September 30, 2005	December 31, 2004
Land and land improvements	$153,982	$153,982
Building and improvements	104,669	104,669
Furniture, fixtures and equipment	51,112	41,133
Construction in progress	3,229	879

	312,992	300,663
Less: accumulated depreciation	(11,553)	(4,173)

	$301,439	$296,490

5.	ACCRUED LIABILITIES

Other accrued liabilities consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Customer deposits	$12,757	$4,639
Payroll and related	10,188	11,125
Taxes and licenses	2,788	1,811
Casino	3,950	5,926
License fees	402	876
Interest	721	767
Other	6,491	8,973

	$37,297	$34,117

6.	TERM LOAN

On June 18, 2004 in connection with the consummation of the Acquisition, the Company entered into the Goldman Term Loan (the “Term Loan”). The Term Loan is for a principal amount of $200 million and is for an initial term of two (2) years with two one-year extensions. The initial maturity date of the Term Loan is July 11, 2006. The Company intends to extend, or refinance, the Term Loan upon maturity. The Term Loan is subject to a $30 million holdback amount: $26 million was set aside for renovation and construction and $4 million was held as a debt-service reserve. $14.8 million of the renovation and construction set aside was utilized by the Company as of September 30, 2005; the $4 million of debt service was used in 2004. Interest on the Term Loan accrues at a rate of 6.50% plus the greater of (i) one-Month LIBOR or (ii) 1.5%. The Term Loan provides for no amortization during the term. The Term Loan is secured by a first priority deed of trust on the Property.

Subsequent to September 30, 2005, the Company withdrew $2.4 million from restricted cash for various renovation projects, as permitted under the terms of the Term Loan.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

Pursuant to the terms of the Term Loan, the Company purchased an interest rate cap at the funding of the Term Loan for $769,000 with LIBOR strike rate of 5% for the first two years of the Term Loan and an interest rate cap with a LIBOR strike rate of 6% for any extension periods. The interest rate cap was valued at $26,000 and $79,000 at September 30, 2005 and December 31, 2004, respectively. The interest rate cap is included within other assets on the balance sheet. As a result of the decrease in value of the interest rate cap, the Company recorded a corresponding mark to market adjustment of $53,000 which is included in interest expense in the accompanying unaudited condensed statement of operations.

7.	REDEEMABLE MEMBERS’ EQUITY

In connection with the closing of the Acquisition, the Company, Voteco, Coinvestment Voteco, Co-Investment Partners and Holdings entered into a Sale Right Agreement, dated June 18, 2004 (the “Sale Right Agreement”). Pursuant to the terms of Co-Investment Partners’ partnership agreement, at any time after May 23, 2008, Whitehall (a limited partner in Co-Investment Partners and an affiliate of Goldman Sachs & Co. and Archon Financial, L.P., the lender under the Term Loan) has the right to request that Co-Investment Partners purchase all of Whitehall’s interest in Co-Investment Partners at a purchase price determined by Whitehall. Pursuant to the Sale Right Agreement, upon receiving notice from Whitehall that it has exercised the sale right above the Company must, within forty-five days elect to either (i) purchase Whitehall’s interest in Co-investment Partners or (ii) sell the Company in its entirety. If the Company elects not to purchase Whitehall’s interest, it must appoint Goldman Sachs & Co. as its sole and exclusive agent for a period of one year to seek to sell the Company at a price extrapolated from the price Whitehall established for its interest in Co-Investment Partners. In addition, on June 18, 2010, if the Company has not been sold pursuant to sale right above or otherwise, the Company shall appoint Goldman Sachs & Co. as its sole agent to seek to sell the Company at the best price obtainable. For purposes of the statement presentation and the diluted membership unit calculation, it is assumed that the redemption of Whitehall’s interest or sale of the property will be consummated at fair value.

Given the conditionally redeemable nature of Whitehall’s interest in Co-Investment Partners, the Company has classified the equity as temporary on the face of the balance sheet pursuant to Statement of Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and Accounting Series Release 268, “Redeemable Preferred Stocks.”

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

As of September 30, 2005, Voteco owns 0.60 Class A Units and Coinvestment Voteco owns 0.90 Class A Units. In addition, as of September 30, 2005, Holdings owns 600,000 Class B Units and Co-Investment Partners owns 900,000 Class B Units. Prior to the closing of the Acquisition, the Company executed the Operating Agreement. Pursuant to the Operating Agreement, holders of Class A Units are entitled to one vote per unit in all matters to be voted on by voting members of the Company. Holders of Class B units are not entitled to vote, except as otherwise expressly required by law.

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

The Company’s Class A Units issued to Coinvestment Voteco are subject to the Coinvestment Transfer Restriction Agreement, which provides, among other things, that:

*	Co-Investment Partners has the right to acquire Class A Units from Coinvestment Voteco on each occasion that Class B Units held by Co-Investment Partners would be transferred to a proposed purchaser who, in connection with such proposed sale, has obtained all licenses, permits, registrations, authorizations, consents, waivers, orders, findings of suitability or other approvals required to be obtained from, and has made all findings, notices or declarations required to be made with, all gaming authorities under all applicable gaming laws;

*	A specific purchase price, as determined in accordance with the Coinvestment Transfer Restriction Agreement, will be paid to acquire the Class A Units from Coinvestment Voteco; and

*	Coinvestment Voteco will not transfer ownership of Class A Units owned by it except pursuant to such option of Co-Investment Partners.

The Company’s Class A Units issued to Voteco are subject to the Voteco Transfer Restriction Agreement, which provides, among other things, that:

*	Holdings has the right to acquire Class A Units from Voteco on each occasion that Class B Units held by Holdings would be transferred to a proposed purchaser who, in connection with such proposed sale, has obtained all licenses, permits, registrations, authorizations, consents, waivers, orders, findings of suitability or other approvals required to be obtained from, and has made all findings, notices or declarations required to be made with, all gaming authorities under all applicable gaming laws;

*	A specific purchase price, as determined in accordance with the Voteco Transfer Restriction Agreement, will be paid to acquire the Class A Units from Voteco; and

*	Voteco will not transfer ownership of Class A Units owned by it except pursuant to such option of Holdings.

It is currently anticipated that any future holders of the Company’s Membership Units will become a party to the Operating Agreement.

9.	RELATED PARTY TRANSACTIONS

In 2004, the Company advanced $2.1 million to Resorts International Holdings, LLC, (“RIH”), a company affiliated through common ownership, in connection with the acquisition by RIH of four gaming properties. The advance was fully repaid in February 2005.

During 2005, the company has billed RIH for certain costs and expenses incurred on its behalf. All amounts billed have been paid by RIH as of September 30, 2005 except for $523,000 which is recorded in accounts receivable as of September 30, 2005. The $523,000 was paid in November 2005.

The Company entered into a Services Agreement with Resorts International Hotel, Inc. (“Resorts”) an affiliate of the Company (through common ownership) on June 18, 2004 (the “Services Agreement”). The Company entered into an Amended and Restated Joint Services Agreement (the “Joint Services Agreement”) and Amended and Restated Joint Marketing Agreement (the “Marketing Agreement”) with Resorts and RIH on April 26, 2005. The Services Agreement and Joint Services Agreement provide for an initial term of three years with automatic one year renewal periods. The Marketing Agreement provides for an initial term of ten years with automatic one year renewal periods. The agreements provide that the Company and Resorts will cooperatively develop and implement joint services and marketing programs.

During the nine month period ended September 30, 2005 the Company provided and/or received services from these affiliated companies. The total net value of services received from the affiliated companies approximates $100,000 during the nine month period ended September 30, 2005.

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

Overview

Prior to June 18, 2004, Colony Resorts LVH Acquisitions, LLC (“the Company”) conducted no business other than in connection with the completion of the acquisition of substantially all of the assets and certain liabilities of LVH Corporation, a Nevada corporation (“LVH”) (the “Acquisition”). LVH is a wholly-owned subsidiary of Caesars Entertainment, Inc., formerly Park Place Entertainment Corporation (“Caesars”) that prior to the Acquisition, operated the Las Vegas Hilton, a casino resort located in Las Vegas, Nevada (the “Hotel” or “Property”). The Acquisition closed on June 18, 2004. Since June 18, 2004, the Company has owned and operated the Property and accordingly has a limited operating history. The following discussion of the Company’s results of operations compares the three and nine months ended September 30, 2005 to the three and nine months ended September 30, 2004, as if the acquisition of the Property had occurred on January 1, 2004. Accordingly, the discussion compares the 2005 operating results of the Property when owned by the Company to those generated while the Property was owned and operated by Caesars during 2004.

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

Results of Operations

Comparison of three months ended September 30, 2005 with September 30, 2004

Net revenues:

For the Three Months Ended September 30

(dollars in thousands)

	2005	2004	% CHANGE
Casino	$21,572	$22,773	(5)%
Rooms	20,771	19,339	7%
Food and beverage	15,028	12,665	19%
Other	7,406	3,967	87%

	64,777	58,744	10%
Less - promotional allowance	(6,123)	(6,025)	2%

Total net revenues	$58,654	$52,719	11%

Casino

Casino revenues decreased $1.2 million, or 5%, to $21.6 million for the quarter ended September 30, 2005, compared to $22.8 million for the quarter ended September 30, 2004. A decrease in hold percentage resulted in decreased casino revenues. The table games hold percentage for the three month period ended September 30, 2005 was 14.3% versus 14.9% for the comparable period in the prior year. The slot machine win percentage was 6.1% in both periods. Table games volume increased approximately 10% and slot machine volume increased 3.8% for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004. The increase in casino volume is primarily due to more frequent and more robust casino marketing programs aimed at specific table game players and refinements to the Hotel’s slot club loyalty program.

The casino department’s operating margin was 29.7% for the quarter ended September 30, 2005 compared to 32.7% for the quarter ended September 30, 2004. The decreased operating margin was primarily attributable to less efficient use of promotional spending in the quarter ending September 30, 2005.

Rooms

During the quarter ended September 30, 2005, an average daily room rate of $85 as compared to $84 during the quarter ended September 30, 2004, resulted in an increase in rooms department revenue. Revenue per available room of $77 during the quarter ended September 30, 2005 compared to $72 during the same period in 2004. Rooms revenue for the three month period ended September 30, 2005 were $20.7 million, compared to $19.3 million during 2004. Convention traffic continues to be the mainstay of the Hotel representing 35% of the Hotel’s occupied room nights during the quarter ended September 30, 2005. The Hotel department’s operating margin for the three month period ended September 30, 2005 decreased to 66.5% compared to 67.7% for the quarter ended September 30, 2004 as a result of inflationary increases in hotel operating costs.

Food and Beverage

Food and beverage revenues were $15 million for the quarter ended September 30, 2005, representing an increase of $2.4 million or 18.6% compared to $12.7 million for 2004. The increase is primarily attributable to pricing increases and additional covers at the Hotel’s casual dining restaurants and increased banquet revenue. The Hotel’s food and beverage operating margin for the quarter ended September 30, 2005 improved to 19.6% versus 13.5% for the quarter ended September 30, 2004 due to certain pricing initiatives.

Other

Other revenues include retail sales, entertainment sales, telephone and miscellaneous income at the Hotel. Other revenue increased $3.4 million or 87% to $7.4 million for the quarter ended September 30, 2005. The increase was primarily attributable to the increase in entertainment revenue from strong attendance at the performances by Barry Manilow. At the present time, Barry Manilow is under contract to perform in the Hotel’s showroom through 2007.

Operating expenses

For the Three Months Ended September 30

(dollars in thousands)

	2005	2004	% CHANGE
Casino	$15,374	$15,319	—
Rooms	6,959	6,249	11%
Food and beverage	12,089	10,958	10%
General and administrative	17,446	16,526	6%
Other	5,207	2,897	80%
Depreciation & amortization	2,812	1,965	43%

	59,887	53,914	11%
Management fee to parent	487	—	100%

Total	$60,374	$53,914	12%

Fluctuations in the Hotel’s operating expenses are generally based upon the change in volume of guests staying in the Hotel and utilizing the Hotel’s amenities, including the casino, the food and beverage outlets and the entertainment venues. Total operating expenses, excluding management fee to parent increased $6.0 million for the quarter ended September 30, 2005 due to a $.8 million increase in depreciation and amortization, a $2.3 million in other expense, a $.9 million increase in general and administrative expense and a $2.0 million increase in casino, rooms and food and beverage related expenses. The increase in depreciation and amortization is a result of additional depreciation on new assets required by the company since September 30, 2004 and the $.9 million increase in general administrative expense is a result increases in salary and wage costs for general and administrative employees. The $2.0 million increase in casino, rooms and food and beverage expense is attributed to business volume increases in each of these areas. The $2.3 million increase in other expenses is a direct result of production and media costs associated with the Barry Manilow performances in the Hotel’s showroom.

Interest

Interest expense related to the Company’s $200 million Term Loan was $5.3 million during the quarter ended September 30, 2005. The Company manages its interest rate risk through the use of an interest rate cap.

Operating Income (loss)

Operating loss for the three months ended September 30, 2005 was $1.1 million compared to an operating loss of $1.2 million for the three months ended September 30, 2004.

Comparison of nine months ended September 30, 2005 with September 30, 2004

Net revenues:

For the Nine Months Ended September 30

(dollars in thousands)

	2005	2004	% CHANGE
Casino	$67,061	$63,013	6%
Rooms	74,480	69,840	7%
Food and beverage	49,609	46,021	8%
Other	20,111	14,768	36%

	211,261	193,642	9%
Less - promotional allowance	(19,876)	(17,420)	14%

Total net revenues	$191,385	$176,222	9%

Casino

Casino revenues increased $4 million, or 6.4% to $63 million for the nine months ended September 30, 2005 versus 2004. An increase in gaming volume translated into increased revenues despite the fact that table games hold for the nine month period ended September 30, 2005 was 13.5% as compared to 15.2% in the comparable prior year period. The slot win percentage for the nine month period ended September 30, 2005 was 6.0% as compared to 5.7% in the comparable prior year period. Table game volume increased 32.3% and slot machine volume increased 13.6% for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

The increase in casino volume is primarily due to expanded casino marketing programs aimed at both table and slot machine players, and increased visitation at the Hotel due to the opening of Barry Manilow in the Hotel showroom.

The casino operating margin was relatively unchanged between the 2005 and 2004 nine month periods ended September 30.

Rooms

The Hotel maintained an average daily room rate of $93 for the nine months ended September 30, 2005 as compared to $97 for the nine months ended September 30, 2004. The Hotel generated revenue per available room of $93 during the nine months ended September 30, 2005 as compared to $87 during the nine months ended September 30, 2004. Rooms revenue for the nine months ended September 30, 2005 was $74.5 million, a 6.6% increase over the same period in 2004. The increase in rooms revenue is a result of the increase in occupancy from 89% to 92% coupled with a $4 increase in the average daily rate during the nine months ended September 30, 2005 when compared to the same period in 2004. Convention traffic represented 41.7% of the Hotel’s occupied room nights during the nine months ended September 30, 2005 versus 45.4% in 2004. The Hotel’s operating margin for the nine months ended September 30, 2005 increased to 72.5% compared to 71.5% for the nine months ended September 30, 2004 due to the improved revenue levels.

Food and Beverage

Food and beverage revenues were $49.6 million for the nine months ended September 30, 2005 representing an increase of $3.6 million, or 7.8%. The increase is primarily attributable to pricing increases and additional covers at the Hotel’s casual dining restaurants. The Hotel’s food and beverage margin for the nine month period ended September 30, 2005 was 22% compared to 18.7% for the nine months ended September 30, 2004.

Other

Other revenues include retail sales, entertainment sales, telephone and miscellaneous income at the Hotel. Other revenue increased $5.3 million or 36% for the nine months ended September 30, 2005. The increase is primarily attributable to the increase in entertainment revenue from attendance at performances by Barry Manilow.

Operating expenses

	2005	2004	% Change
Casino	$46,317	$42,900	8%
Rooms	20,453	19,882	3%
Food and beverage	38,710	37,413	3%
General & Administrative	50,800	49,459	3%
Other	13,273	8,195	62%
Depreciation & amortization	7,380	10,967	(33)%

	176,933	168,816	5%
Pre-opening*	—	9,892	(100)%
Management fee to parent	487	—	100%

Total	$177,420	$178,708	(1)%

*	Pre-opening expenses relate to the Company’s pre-acquisition expenses

Total operating expenses, excluding pre-opening expenses and management fees, were relatively flat during the nine months ended September, 30, 2005 when compared to the comparable period in 2004. Specific fluctuations were seen in the Casino department where expenses were $46.3 million for the nine months ended September 30, 2005, or 8.0% greater than the comparable period in 2004, due to (1) costs associated with supporting the addition gaming volume and (2) the cost of expanded marketing programs and promotional activities. Casino revenues increased 8.8% for these same nine month periods. Other expenses were $13.3 million for the nine months ended September 30, 2005 representing a 62.0% increase from the comparable period in 2004. The increase is primarily attributable to the cost of producing the Barry Manilow performances in the Hotel’s showroom.

Depreciation

The reduction in depreciation expense for the nine month period September 30, 2005 versus the comparable prior year period resulted from the acquisition of the Hotel’s assets by the Company in June 2004. Based on a third party appraisal, a significant amount of the purchase price was allocated to land and building improvements.

Interest

Interest expense for the nine months ended September 30, 2005 was $15.5 million. The Company’s only debt outstanding is in the form of the Term Loan used to finance the acquisition of the Hotel.

Operating Income (Loss)

The Hotel recorded an operating loss of $1.5 million for the nine months ended September 30, 2005 compared with an operating loss of $13.5 million for the comparable prior year period. The operating loss for the nine months ended September 30, 2004 includes pre-opening expenses of $6.3 million. Improved operating results in the first nine months of 2005 were driven by the implementation of various marketing programs, the success of Barry Manilow and corresponding improved revenue streams.

Financial Condition

Liquidity and Capital Resources

Cash flow provided by operations was $3.6 million for the nine months ended September 30, 2005 compared to the $10.1 million used by operations in the nine months ended September 30, 2004. The Company received $7.6 million in advances from an affiliate to fund the Acquisition in the quarter ended March 31, 2004. The advances were converted to an equity contribution at the completion of the Acquisition.

As of September 30, 2005, the Company had cash and equivalents of $19.9 million of which $7 million was cash in the casino used to fund daily operations. For the remainder of 2005, the Company expects to fund Property operations, capital expenditures, and debt service requirements from existing cash balances, operating cash flow and funds held in escrow for property renovations.

The Company incurred capital expenditures of $11.3 million for the nine months ended September 30, 2005. The Company anticipates additional capital expenditures of $11.9 million throughout the remainder of 2005, most of which will be funded through the $11.2 million of restricted cash, as permitted under the terms of the Term Loan.

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

As of September 30, 2005 the Term Loan has a floating interest rate based on 6.50% plus the greater of (i) one-month LIBOR or (ii) 1.5%. The initial term of the Term Loan is two years with two one-year extension options. The Term Loan is subject to interest rate risk and the interest payments associated with the Term Loan will increase if LIBOR increases.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

COLONY RESORTS LVH ACQUISITIONS, LLC

Date: November 11, 2005	By:	/s/ RODOLFO PRIETO
Rodolfo Prieto
Chief Executive Officer and General Manager

Date: November 11, 2005	By:	/s/ ROBERT SCHAFFHAUSER
Robert Schaffhauser
Executive Vice President of Finance