Form 10-K
period 2005-12-31
COLONY RESORTS LVH ACQUISITIONS LLC
filed 2006-03-31
CIK 1282607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as definer in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of voting stock held by nonaffiliates of registrant as of June 30, 2005 was $0. As of March 30, 2006, there were 0.90 Class A Membership Units held by Colony Resorts LVH Coinvestment Voteco, LLC and 0.60 Class A Membership Units held by Colony Resorts LVH Voteco, LLC.

Colony Resorts LVH Acquisitions, LLC

Special Note Regarding Forward-Looking Statements

Certain statements in this section, and elsewhere in this Annual Report on Form 10-K (as well as information included in oral statements or other written statements made or to be made by the Company) constitute “forward-looking statements.” Such forward-looking statements include the discussions of the business strategies of the Company and expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, in certain portions of this Annual Report on Form 10-K, the words: “anticipates”, “believes”, “estimates”, “seeks”, “expects”, “plans”, “intends” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, increased competition and other planned construction in Las Vegas, and increases in meeting and convention space, the completion of infrastructure projects in Las Vegas, government regulation of the casino industry, including gaming license approvals and regulation in foreign jurisdictions, the legalization of gaming in certain jurisdictions, such as Native American reservations in the States of California and New York and regulation of gaming on the Internet, leverage and debt service (including sensitivity to fluctuations in interest rates and other capital markets trends), uncertainty of casino spending and vacationing at casino resorts in Las Vegas, disruptions or reductions in travel to Las Vegas due to terrorist acts, the situation in Iraq and any future terrorist incidents, outbreaks of contagious illnesses in the Company’s market areas, new taxes or changes to existing tax rates, fluctuations in occupancy rates and average daily room rates in Las Vegas, demand for all-suites rooms, the popularity of Las Vegas as a convention and trade show destination, insurance risks, including the risk that the Company has not obtained sufficient coverage against acts of terrorism or will only be able to obtain additional coverage at significantly increased rates, litigation risks, and general economic and business conditions which may impact levels of disposable income, consumer spending and pricing of hotel rooms.

PART I

ITEM 1.—BUSINESS

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

The Company was approved by the Nevada Gaming Commission (the “Nevada Commission”), upon the recommendation of the Nevada Gaming Control Board (the “NGCB” and collectively with the Nevada Commission, the “Gaming Authorities”), as well as by the Clark County Liquor and Gaming Board (comprised of the Clark County Commissioners) prior to acquiring substantially all of the assets of LVH through the Acquisition.

The Company financed the Acquisition and paid related fees and expenses with (1) proceeds from the issuance of Membership Units (the “Equity Financing”), which generated proceeds of $150 million in the aggregate and (2) a term loan in the amount of $200 million from Archon Financial, L.P., an affiliate of Goldman Sachs & Co. (the “Term Loan” and together with the Equity Financing, the “Acquisition Financing”). All of the assets acquired by the Company in the Acquisition, including the Hotel, are collateralized by the Term Loan.

Concurrently with the closing of the Acquisition, the Company entered into a License Agreement pursuant to which the Company licenses from Hilton, Inns, Inc. (“Hilton”) the right to use the name “Hilton” and is part of Hilton’s reservation system and Hilton’s “HHonors Programs ™.”

The Company was formed under the laws of the state of Nevada in 2003. Its principal executive offices are located at 3000 Paradise Road, Las Vegas, Nevada 89109 and its telephone number is 702-732-5111. The Company’s website is www.lvhilton.com. The Company is a voluntary filer and files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public can obtain copies of these materials by contacting the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at www.sec.gov.

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

The Casino

The Casino features an approximately 74,000 square feet gaming area with approximately 1,200 slot machines and approximately 70 table games. The Casino offers customers the latest slot machine games such as “Monopoly™”, “Monte Carlo”, “In The Money”, “Star Wars™” and “Wheel of Fortune™” under applicable agreements with the manufacturers of such slot machines. The Casino’s approximately 70 table games include the traditional games of blackjack, craps, poker, roulette, Pai Gow Poker and baccarat.

The Casino is marketed to attract a broad base of patrons, using database-marketing techniques, slot clubs and traditional incentives such as reduced room rates and complimentary meals and suites. The Company offers “high roller” gaming customers premium suites and special hotel and casino services.

Race and Sports Book

The 30,000 square-foot SuperBook® has the capability to broadcast more than 50 different sporting events from around the world at any given time. The SuperBook® features 40 projection screens and monitors and has a seating capacity for more than 400 guests.

Restaurants

The Hotel features twelve dining options with seating for approximately 1,562 customers, including the Benihana Village. The Hotel has five fine dining options with approximately 562 seats and six casual dining restaurants with approximately 1,000 seats. All the restaurants are owned or franchised by the Hotel, with the exception of Vegas Subs and Quark’s Restaurant, which are leased.

Entertainment

Show venues at the Hotel include the 1,600-seat Hilton Theater, the 300-seat Shimmer Cabaret and ‘Star Trek: The Experience’. The Hilton Theater has great historical relevance and has hosted performances by Elvis Presley, who performed at the Hotel from 1969 to 1976, and featured twenty performance weeks by Barry Manilow in 2005. In addition, the Hilton Theater hosted eighteen different headliners in 2005. The Hotel also hosts ‘Star Trek: The Experience’, an approximately 65,000 square foot attraction featuring motion-based simulation rides, interactive video and virtual reality stations, dining and souvenir shops. This attraction was developed in collaboration with Paramount and is owned and managed by Paramount.

Convention/Meeting Areas

The Hotel is located adjacent to the Las Vegas Convention Center (“LVCC”), which has approximately 3.2 million square feet of total space, and features approximately three million square feet of exhibit space and 243,950 square feet of net meeting room space, accommodating 144 meeting rooms with seating capacities from 20 to 12,000.

Additionally, the Hotel itself has approximately 200,000 square feet of total meeting space including the Hilton Center, the Hilton Pavilion and the Hilton Ballroom. The Hilton Center is comprised of the Conrad Room and the Barron Room – each a pillar-free area with a total of 70,000 square feet. Using a partition, two smaller rooms can be created seating up to a total of 8,900 people depending on the seating arrangement. The Hilton Ballroom and Hilton Pavilion, located adjacent to the Hilton Center, offer a combined 72,285 square feet of space for meetings and conferences. Additionally, there are fourteen conference rooms available for meetings, each with moveable partitions and two large Board Rooms. Based upon demand for meeting space, some hotel rooms can also be converted to hospitality suites.

Las Vegas Monorail Station

The Hotel has one of only seven existing stations linking the new four-mile monorail running from MGM Grand to the Sahara Hotel and Casino. The monorail began operations on July 15, 2004. The Hotel is currently the only property with a monorail station located directly at the front entrance to the property providing more convenient access to the monorail for its customers. Future plans for the monorail include extending it to downtown Las Vegas (Fremont Street), the McCarran Airport, as well as to the west side of the Strip.

Other Amenities

Other amenities offered by the Hotel include an outdoor pool and recreation area with individual cabanas, an indoor/outdoor spa, fitness room, six tennis courts, three temperature spas, dry and wet sauna, the Cabana Bar and the Cabana Shop. Additionally, the Hotel has a Sports Zone Video Arcade and a retail area.

Business Strategy

The Company’s business strategy includes:

Capital Improvement Program. The Company has made significant capital improvements in the Hotel and Casino since the Acquisition and continues to make additional investments as part of the overall capital improvement program (the “Program”). The most important elements of the Program include the renovation and remodeling of the Casino, the hotel lobby, the Porte Cochere, the Hilton Theater, the race and sports book, the 24 hour casual dining restaurant and 57 suites. In 2005, the Company purchased 221 new slot machines and remodeled and expanded the casino bar and the coffee/wine bar located in the hotel lobby. Management believes these changes will provide incentive for visitors to stay in the Casino longer and increase the number of visitors to the Hotel. In addition to the Program, the Company plans to remodel and renovate approximately 600 standard hotel rooms, the steakhouse and the spa in 2006. The Company also plans to acquire approximately 300 new slot machines in 2006.

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

Increase in Convention Business. The Company will leverage its position as the world’s largest Hilton hotel with an outstanding convention facility, an experienced staff, and a convenient drive-in location adjacent to the Las Vegas Convention Center. The Company plans to highlight its highly experienced sales/service staff as it competes against all other convention properties. Emphasis will be on size, amenities and superior date availability. Differentiation from competition will occur through providing competitive amenities, quality and superior service at a better price point.

Targeted Customer Base. The Company plans to reengineer its customer databases to identify and target high margin repeat gaming customers, and to use sophisticated player tracking systems to award cash rebates or promotional allowances, such as complimentary rooms, food, beverage and entertainment to guests based on their level of profitability to the Company.

Invest in State-of-the-Art Slot Machines. The Company is committed to offering its customers the latest themed slot machines and gaming technology. Since acquiring the Hotel in June of 2004, the Company has purchased approximately 440 state-of-the-art slot machines and plans to purchase another 300 slot machines in 2006. The Company will continue to focus on the continued acquisition of new slot product as it believes it is critical to retaining mid-level slot players who the Company believes are more knowledgeable and sophisticated than players in other gaming segments.

The Las Vegas Market

Las Vegas is one of the fastest-growing and largest entertainment markets in the country. Las Vegas hotel occupancy rates are among the highest of any major market in the United States. According to the Las Vegas Convention and Visitors Authority (the “LVCVA”), the number of visitors traveling to Las Vegas has increased at a steady and significant rate for the last ten years from 23.5 million visitors in 1993 to 38.6 million visitors in 2005. The LVCVA management believes that the growth in the Las Vegas market has been enhanced by a dedicated program of the LVCVA and major Las Vegas hotels to promote Las Vegas as an exciting vacation and convention site, most recently through its highly successful ‘What happens in Vegas stays in Vegas’ advertising campaign. In February of 2006, the LVCVA announced plans for a $737 million expansion and renovation that will give a facelift to the 46 year old facility and add approximately 255,000 square-feet of meeting space, create 3,200 new parking spaces, install a police station and build a concourse linking three buildings now joined by outdoor walkways. Construction is slated to begin in late 2006 and be completed by 2010. The increased capacity of McCarran International Airport and the introduction of large, themed destination resorts in Las Vegas continue to support the growth rate.

Although visitation, demand and expectations may be impacted by international and domestic events and other factors and conditions, the Company expects hotel occupancy rates in Las Vegas to remain high as a result of the sustained growth in the number of visitors traveling to Las Vegas, despite several major hotel/casino expansions.

Las Vegas as a Trade Show, Convention and Meeting Destination

In 2004, according to the LVCVA, Las Vegas hosted more than three dozen tradeshow weeks, the most of any destination for 11 consecutive years. In 2005, the number of trade show and convention attendees increased to approximately 6.2 million and the amount spent by trade show and convention attendees was approximately $7.6 billion.

Trade shows are held for the purpose of getting sellers and buyers of products or services together in order to conduct business. Trade shows differ from conventions in that trade shows typically require substantial amounts of space for exhibition purposes and participant circulation. Conventions generally are gatherings of companies or groups that require less space for breakout meetings and general meetings of the overall group. Las Vegas offers trade shows and conventions a unique infrastructure for handling the world’s largest shows, including the concentration of 133,186 hotel rooms, three convention centers (the Expo Center, Mandalay Bay Convention Center, and the LVCC) with a total of approximately 6.9 million square feet of convention and exhibition space, convenient air service from major cities throughout the United States and other countries, and significant entertainment attractions. In addition to the three convention centers described above, the MGM Grand Hotel and Casino has a conference and meeting facility of approximately 300,000 gross square feet, and the Mirage has 100,000 gross square feet of meeting space. Mandalay Bay opened its 1.8 million square foot convention center during January 2003. The Company’s Management believes that Las Vegas will continue to evolve as the country’s preferred trade show and convention destination.

Expanding Hotel Market

During 2005, Las Vegas was among the most popular vacation destinations in the United States. Las Vegas has experienced a period of rapid hotel development with the number of hotel and motel rooms in Las Vegas increasing from approximately 86,000 in 1993 to approximately 133,000 in 2005, according to the LVCVA. The Company expects that the concentration of quality themed casino hotels and resorts will increase visitor interest in Las Vegas as a business event and vacation destination, and, as a result, increase overall demand for hotel rooms, gaming and entertainment.

Growth of Las Vegas Retail Sector and Non-Gaming Revenue Expenditures

In order to draw additional visitors, an increasing number of destination resorts are developing non-gaming entertainment to complement their gaming activities. According to the LVCVA, gaming revenues in Clark County have increased from approximately $5.4 billion in 1994 to approximately $9.7 billion in 2005 (a 5.5% compounded annual growth rate) and non-gaming tourist revenues have increased from $13.7 billion in 1994 to $25 billion in 2005 (a 6.2% compound annual growth rate). The newer, large themed Las Vegas destination resorts have been designed to capitalize on this growth by providing better quality hotel rooms at higher rates and by providing expanded shopping, dining and entertainment opportunities to their patrons in addition to gaming.

Infrastructure Improvement

Clark County and metropolitan Las Vegas have completed several infrastructure improvements to accommodate the increase in travel to Las Vegas by all modes of transportation. According to the LVCVA, in 2004 (last full year for which data is available) visitors to Las Vegas arrived by the following methods of transportation:  47% by air; 43% by auto; 2% by recreational vehicle and 8% by bus.

McCarran International Airport Expansion

During the past five years, McCarran International Airport has been expanded to accommodate an increased number of airlines and passengers. The number of passengers traveling through McCarran International Airport has increased from approximately 36.3 million in 2003 to 44.3 million in 2005. Long-term expansion plans for McCarran International Airport provide for an additional runway, terminal concourse expansions, a new control tower and other facilities and are expected to be completed by 2010.

Customer Segmentation

The Company focuses its marketing efforts primarily on the convention segment, the mid-level casino segment and the leisure and tour and travel segment.

While convention and leisure customers come from all areas of the United States, California provides the largest base of customers to the Hotel, accounting for approximately 60% to 65% of total room nights, followed by Arizona with 6% of total room nights and Texas with 4% of total room nights. Accordingly, as a region, California has historically been critical to the property’s success both on the hotel and casino side of the business.

The convention business is the number one market segment for the Hotel, contributing 41% total room nights. The Hotel’s prominent location next to the Las Vegas Convention Center allows it to effectively target large convention groups, thereby increasing mid-week demand for available room nights.

The Casino customers accounted for approximately 25% of total room nights. These customers represent the second most important market from a room night perspective for the Hotel after the convention business. The Hotel uses a reward program to track casino customers play and provides comps based on historical levels of play.

The leisure customers accounted for approximately 19% of the Hotel’s total room nights in 2005. Leisure customers are attracted to the Hotel due to the property’s Strip-like environment and extensive amenities offered at a more affordable and attractive cost relative to other Strip properties. Within the leisure segment, the Hotel caters to the free and independent traveler leisure segment, tour and travel segment and package customers. The Hotel targets the leisure segment through added value packages, promotional discounts, and tour and travel operators. The tour and travel segment, which represents 15% of total room nights, is primarily used to increase occupancy during off-peak and low seasons.

The Hotel also attracts some locals play due to its race and sports book and the ease of access through the east end of the Hotel. With over 1.8 million people living in Clark County, the locals market represents an attractive customer base for the Hotel. The Hotel recently began targeting this segment through new advertising and marketing programs, such as a membership program which provides discounts for shows and restaurants.

Advertising Strategy

In conjunction with the evolution of the overall image campaign and with a focus on major entertainment engagements (Barry Manilow and others), the property plans to develop compelling advertising campaigns utilizing print, outdoor and broadcast with an increased emphasis on local cable television, local bus wraps and Visitor Vision (in room at most Las Vegas hotel properties.) A new advertising campaign currently scheduled to commence in mid-2006 will highlight the strengths and positioning of the property, and will be a natural evolution from the “Always” campaign that it replaces. The media strategy will include expanded reach and frequency of media buys to include increased outdoor presence, traffic radio and cable television. The internet is increasingly being used to promote the Hotel through advertising on major internet sites and search engine optimization to ensure customer traffic is directed to the Hotel’s website.

Competition

The Hotel is located less than one mile east of the Strip and competes with other high-quality Las Vegas resorts and other Las Vegas hotel casinos, including those located on the Strip, on the basis of overall atmosphere, range of amenities, price, location, entertainment offered, theme and size. Currently, there are approximately thirty major gaming properties located on or near the Strip, thirteen additional major gaming properties in the downtown area and additional gaming properties located in other areas of Las Vegas. Many of the competing properties, such as the Rio, Wynn Resorts, Mandalay Bay, Paris, The Venetian, The Mirage, Treasure Island, Caesar’s Palace, Luxor, New York-New York, Bellagio, Aladdin, the Palms and the MGM Grand have themes and attractions which draw a significant number of visitors and directly compete with the Hotel’s operations. Some of these facilities are operated by companies that have more than one operating facility and may have greater name recognition and financial and marketing resources than the Hotel and market to the same target demographic group as the Hotel does. Furthermore, additional hotel casinos, containing a significant number of hotel rooms, are expected to open in Las Vegas within the coming years. There can be no assurance that the Las Vegas market will continue to grow or that hotel casino resorts will continue to be popular. A decline or leveling off of the growth or popularity of such facilities could result in reduced casino and hotel revenues.

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

Employees

As of March 30, 2006, the Company had approximately 3,000 active employees.

The Company recognizes that the Hotel’s employees are critical to its success and has fostered a productive work culture. Employees are offered competitive salaries and a benefits package that includes medical and dental coverage.

The Company believes that it will have a good working relationship with both its union and non-union work force. Labor unions represent approximately 70% of the work force at the Hotel with labor agreement terms ranging from one year to five years. In connection with the closing of the Acquisition, the Company assumed obligations under existing collective bargaining agreements with certain labor unions.

Zoning, Real Estate and Environmental Issues

The Hotel is located on approximately fifty-nine acres of land designated with H-1 Limited Resort and Apartment District zoning. This H-1 Limited Resort and Apartment District was established to provide for the development of gaming enterprises, compatible commercial, and mixed commercial and residential uses, and to prohibit the development of incompatible uses that are detrimental to gaming enterprises. Subject to obtaining necessary special use permits and other land use approvals, permitted uses under H-1 Limited Resort and Apartment District zoning include, but are not limited to, hotels, casinos, condominiums and timeshares. The existing facility sits on approximately thirty-five acres. Some of this acreage could be suitable for future development projects by the Company, third parties or some combination thereof. Although the Company has contemplated preliminary plans for the development of this acreage, there are no definite or binding plans regarding such development. Additionally, the Company has not secured any financing in respect of such contemplated preliminary plans for development.

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

The Company does not expect that its compliance measures in respect of the groundwater issue or the asbestos issue will have a material effect upon its capital expenditures, earnings or competitive position. A filtration system required for the dewatering sump pumps has been installed at an annual operating cost of $45,000. There can be no assurance, however, that the operating costs for the treatment system will not increase or that there will be no claims or other liabilities associated with the foregoing conditions.

Purchase and Sale Agreement

On December 24, 2003, the Company, LVH and Caesars entered into the Purchase and Sale Agreement. Pursuant to the Purchase and Sale Agreement, the Company purchased substantially all of the assets of LVH, including, without limitation, the Hotel and assumed certain of LVH’s liabilities. The transactions contemplated pursuant to the Purchase and Sale Agreement were consummated on June 18, 2004. At the closing date of the Acquisition, LVH transferred fee simple title to all real property at the Hotel including, without limitation, buildings, structures, fixtures and improvements located thereon and all rights associated with the land. LVH also assigned certain contracts and agreements related to the business and the Hotel to the Company. In addition, subject to certain conditions, LVH granted a non-exclusive license to the Company to use customer data relating to the Hotel and the business of LVH. Certain property, which is primarily owned by Caesars and used in connection with all of its hotels and casinos, was excluded from the assets transferred to the Company in the Purchase and Sale Agreement. Pursuant to the Purchase and Sale Agreement, the Company offered employment to certain employees of LVH, assumed certain of the collective bargaining agreements with existing labor unions and assumed certain obligations with respect to those employees who accepted offers of employment with the Company.

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

Regulation and Licensing

The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the “Nevada Act”) and various local regulations. The Company’s gaming operations are also subject to the licensing and regulatory control of the Nevada Commission, NGCB and the Clark County Liquor and Gaming Licensing Board (the “CCLGLB”) and, together with the Nevada Commission and the NGCB, the “Nevada Gaming Authorities”).

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

The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with the Company to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Company must file applications and be licensed by the Nevada Gaming Authorities.

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

The Nevada Act requires any person who acquires more than 5% of the Company’s voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company’s voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the NGCB mails the written notice requiring such filing.

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

Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the NGCB may be found to be unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found to be unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, it: (i) pays that person any dividend or interest upon voting securities of the Company; (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pays remuneration in any form to that person for services rendered or otherwise; or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, the CCLGLB has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation holding a gaming license.

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

In addition, the Company pays live entertainment tax on admission fees for live entertainment provided at the property and on the sales of any food, refreshments and merchandise made in connection with taxable live entertainment.

Any person who is a “Licensee” pursuant to the Foreign Gaming Provisions of the Nevada Act, and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the NGCB, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of any investigation by the NGCB into their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are also required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of any foreign jurisdiction pertaining to such foreign gaming operation, fail to conduct such foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in such foreign operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability.

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

ITEM 1A.—RISK FACTORS

The risk factors set forth below as well as the other information contained in this Annual Report on Form 10-K should be carefully considered in connection with evaluating the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, or results of operations. Certain statements in “Risk Factors” are forward-looking statements.

The Company’s business is particularly sensitive to reductions in discretionary consumer spending as a result of downturns in the economy.

Consumer demand for hotel casino resorts, trade shows and conventions and for the type of amenities that the Company offers is particularly sensitive to downturns in the economy. Changes in consumer preferences or discretionary consumer spending brought about by factors such as fear of war, future acts of terrorism, general economic conditions, disposable consumer income, fear of recession and changes in consumer confidence in the economy could reduce customer demand for the products and leisure services that the Company offers, thus imposing practical limits on pricing and harming the Company’s operations.

The Company’s business is sensitive to the willingness of its customers to travel. Acts of terrorism and developments in the conflict in Iraq could cause severe disruptions in air travel that reduce the number of visitors to our facilities, resulting in a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company is dependent on the willingness of its customers to travel. A substantial number of our customers use air travel to come to Las Vegas. On September 11, 2001, acts of terrorism occurred in New York City, Pennsylvania and Washington, D.C. As a result of these terrorist acts, domestic and international travel was severely disrupted, which resulted in a decrease in customer visits to Las Vegas, including to the Hotel. In addition, developments in the conflict in Iraq could have a similar effect on domestic and international travel. Most of the Hotel’s customers travel to reach the Hotel. Only a small amount of the Company’s business is generated by local residents. Management cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, outbreak of hostilities or escalation of war would adversely affect the Company’s financial condition, results of operations or cash flows.

An outbreak of highly infectious disease could adversely affect the number of visitors to Las Vegas and disrupt the Company’s operations, resulting in a material adverse effect on the Company’s financial condition, results of operations and cash flows.

In 2003, Taiwan, China, Hong Kong, Singapore and certain other regions experienced an outbreak of a new and highly contagious form of atypical pneumonia now known as severe acute respiratory syndrome (“SARS”). As a result of the outbreak, there was a decrease in travel to and from, and economic activity in, affected regions. In addition, there have been recent fears concerning the spread of an “avian flu” in Asia. Potential future outbreaks of SARS, avian flu or other highly infectious diseases in Las Vegas may adversely affect the number of visitors to Las Vegas. Furthermore, an outbreak might disrupt the Company’s ability to adequately staff its business and could generally disrupt its operations. If any of the Company’s customers or employees is suspected of having contracted certain highly contagious diseases, the Hotel may be required to quarantine these customers or employees or the affected areas of our facilities and temporarily suspend part or all of our operations at affected facilities. Any outbreak of such a highly infectious disease could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Because the company is currently dependent upon one property in one market for all of its cash flow, the Company will be subject to greater risks than a gaming company with more operating properties or that operates in more markets.

The Company does not have material assets or operations other than the Hotel. As a result, the Company is entirely dependent upon the Hotel for all of its cash flow.

Given that the Company’s operation is currently conducted at one property in Las Vegas, the Company is subject to greater degrees of risk than a gaming company with more operating properties in more markets. The risks to which the Company will have a greater degree of exposure include the following:

•	local economic and competitive conditions;

•	decline in air passenger traffic due to higher ticket costs or fears concerning air travel;

•	changes in local and state governmental laws and regulations, including gaming laws and regulations;

•	natural and other disasters, including outbreaks of infectious diseases;

•	an increase in the cost of electrical power for the Hotel as a result of, among other things, power shortages in California or other western states with which Nevada shares a single regional power grid; and

•	a decline in the number of visitors to Las Vegas.

The Company’s substantial debt could impair its financial condition, results of operations or cash flows.

The Company has substantial debt service obligations. As of December 31, 2005, the Company has a long term mortgage loan of $200 million.

This substantial indebtedness could have important consequences to the Company. For example, it could:

•	make it more difficult for the Company to satisfy it’s debt obligations;

•	increase the Company’s vulnerability to general adverse economic and industry conditions;

•	impair the Company’s ability to obtain additional financing in the future for working capital needs, capital expenditures, development projects, acquisitions or general corporate purposes;

•	require the Company to dedicate a significant portion of its cash flow from operations to the payment of principal and interest on its debt, which would reduce the funds available for the Company’s operations;

•	limit the Company’s flexibility in planning for, or reacting to, changes in the business and the industry in which the Company operates;

•	place the Company at a competitive disadvantage compared to its competitors that have less debt; and

•	subject the Company to higher interest expense in the event of increases in interest rates to the extent the Company’s debt is and will continue to be at variable rates of interest.

The terms of the Company’s debt instruments may restrict its current and future operations, particularly its ability to finance additional growth, respond to changes or take certain actions.

The Company’s current debt instruments contain a number of restrictive covenants that impose significant operating and financial restrictions on the Company.

The Company’s Term Loan includes covenants restricting, among other things, the ability of the Company to:

•	incur additional debt, including guarantees or credit support;

•	incur liens securing indebtedness;

•	dispose of assets;

•	make certain acquisitions;

•	pay dividends or make distributions and make other restricted payments, such as purchasing equity interests, repurchasing junior indebtedness or making investments in third parties;

•	enter into sale and leaseback transactions;

•	engage in any new businesses;

•	issue preferred stock; and

•	enter into certain transactions with our affiliates.

The Company’s insurance coverage may not be adequate to cover all possible losses that the Hotel could suffer. In addition, the Company’s insurance costs may increase and the Company may not be able to obtain the same insurance coverage in the future.

Although the Company has all-risk property insurance covering damage caused by a casualty loss (such as fire and natural disasters), each such policy has certain exclusions. The Company’s level of insurance coverage for the Hotel may not be adequate to cover all losses in the event of a major casualty. In addition, certain casualty events, such as labor strikes, nuclear events, acts of war, loss of income due to cancellation of room reservations or conventions due to fear of terrorism, deterioration or corrosion, insect or animal damage and pollution, might not be covered at all under our policies. Therefore, certain acts could expose us to heavy, uninsured losses.

In addition, although the Company has insurance coverage for occurrences of terrorist acts and for certain losses that could result from these acts, the Company’s terrorism coverage is subject to the same risks and deficiencies as those described above for the Company’s all-risk property coverage. The lack of sufficient insurance for these types of acts could expose us to heavy losses in the event that any damages occur, directly or indirectly, as a result of terrorist attacks or otherwise, which could have a significant negative impact on the Company’s operations.

In addition to the damage caused to the Company’s property by a casualty loss (such as fire, natural disasters, acts of war or terrorism), the Company may suffer business disruption as a result of these events or be subject to claims by third parties injured or harmed. While the Company carries business interruption insurance and general liability insurance, this insurance may not be adequate to cover all losses in such event.

The Company renews its insurance policies on an annual basis. The cost of coverage may become so high that the Company may need to further reduce its policy limits or agree to certain exclusions from its coverage. Among other factors, it is possible that the situation in Iraq, homeland security concerns, other catastrophic events or any change in government legislation governing insurance coverage for acts of terrorism could materially adversely affect available insurance coverage and result in increased premiums on available coverage (which may cause the Company to elect to reduce its policy limits) and additional exclusions from coverage. Among other potential future adverse changes, in the future the Company may elect to not, or may not be able to, obtain any coverage for losses due to acts of terrorism.

The Company’s debt instrument and other material agreements require the Company to maintain a certain minimum level of insurance. Failure to satisfy these requirements could result in an event of default under these debt instruments or material agreements.

The Company depends on the continued services of key managers and employees. If the Company does not retain its key personnel or attract and retain other highly skilled employees, the Company’s business will suffer.

The Company’s ability to maintain its competitive position is dependent to a large degree on the services of its senior management team, including Mr. Prieto, Mr. Schaffhauser, and Mr. Ciancimino. While Mr. Prieto, Mr. Schaffhauser and Mr. Ciancimino have each entered into employment agreements, the Company cannot be assured that any of these individuals will remain with the Company. The Company currently does not have a life insurance policy on any of the members of the senior management team. The death or loss of the services of any of the Company’s senior managers or the inability to attract and retain additional senior management personnel could have a material adverse effect on the Company’s business.

The Company faces significant competition in Las Vegas which could materially adversely affect the Company’s financial condition, results of operations or cash flows. Some of the Company’s competitors have substantially greater resources and access to capital than the Company and several of them are expanding or renovating their facilities. In addition, any significant downturn in the trade show and convention business would significantly and adversely affect the Company’s mid-week occupancy rates and business.

The hotel, resort and casino business in Las Vegas is highly competitive. The Hotel competes with a large number of major hotel-casinos and a number of smaller casinos located on and near the Las Vegas Strip and in and near Las Vegas. Competitors of the Hotel include all of the other hotel-casino facilities in Las Vegas. The Company also competes, to some extent, with other hotel-

casino facilities in Nevada and in Atlantic City, as well as hotel-casinos and other resort facilities and vacation destinations elsewhere in the United States. Many of the Company’s competitors are subsidiaries or divisions of large public companies and may have greater financial and other resources than the Company. In particular, the recent merger of Mandalay Resort Group with MGM Mirage and the recent acquisition of Caesar’s Entertainment Inc. by Harrah’s Entertainment created the world’s two largest gaming companies.

According to the LVCVA, there were approximately 133,186 hotel and motel rooms in Las Vegas as of December 31, 2005. Various competitors on the Las Vegas Strip are expanding and renovating their existing facilities. For example, Wynn Resorts Limited has recently announced plans to add a second hotel tower at the Wynn Las Vegas Resort, which is expected to include approximately 2,000 rooms, consisting of approximately 150 suites and approximately 1,850 guest rooms and additional casino, retail and convention space that is expected to open in the second half of 2008. The Las Vegas Sands is constructing The Palazzo adjacent to The Venetian. The Palazzo will consist of 3,025 suites, a gaming facility of approximately 105,000 square feet and a 450,000 square foot mall that will include dining, entertainment and approximately 80 high-end to mid-end retailers. In addition, a renovation and rebranding of the approximately 2,600-room Aladdin is expected to be completed in October 2006. MGM Mirage has also recently announced plans to develop and build a multi-billion dollar urban complex known as Project CityCenter consisting of hotels and condominium towers, and casino and retail, dining and entertainment venues. The first phase of Project CityCenter, is expected to open in 2009. Boyd Gaming Corporation also recently announced plans to develop Echelon Place, a four hotel complex occupying 63 acres on the Las Vegas Strip and containing 5,300 guest rooms and suites. The development is scheduled to open in 2010. A newly formed company, Fontainebleau Resorts, plans to build a 4,000-room hotel and casino on the north end of the Las Vegas Strip. This project is expected to open in 2008. If demand for hotel rooms does not keep up with the increase in the number of hotel rooms, competitive pressures may cause reductions in average room rates.

The Company also competes with legalized gaming from casinos located on Native American tribal lands. Native American tribes in California are permitted to operate casinos with video slot machines, black jack and house-banked card games. The governor of California has entered into compacts with numerous tribes in California and has announced the execution of a number of new compacts with no limits on the number of gaming machines (which had been limited under the prior compacts). The federal government has approved numerous compacts in California and casino-style gaming is now legal on those tribal lands. While the competitive impact on our operations in Las Vegas from the continued growth of Native American gaming establishments in California remains uncertain, the proliferation of gaming in California and other areas located near the Hotel could have an adverse effect on the Company’s results of operations.

In addition, certain states have legalized, and others may legalize, casino gaming in specific areas, including metropolitan areas from which we traditionally attract customers, such as New York, Los Angeles, San Francisco and Boston. In October 2001, the New York legislature approved a bill for expanded casino gaming on Native American reservations and video lottery terminals at certain race tracks. In 2003 and 2004, Maine and Pennsylvania, respectively, approved legislation legalizing slot machines or similar electronic gaming devices at certain locations, although such legislation has not been implemented yet. A number of states have permitted or are considering permitting gaming at “racinos,” on Native American reservations and through expansion of state lotteries. The current global trend toward liberalization of gaming restrictions and resulting proliferation of gaming venues could result in a decrease in the number of visitors to the Hotel by attracting customers close to home and away from Las Vegas, which could adversely affect the Company’s financial condition, results of operations or cash flows.

The loss of the Company’s gaming license or the Company’s failure to comply with the extensive regulations that govern the Company’s operations could have an adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company’s gaming operations and the ownership of the Company’s securities are subject to extensive regulation by the Nevada Gaming Commission, the Nevada State Gaming Control Board and the Clark County Liquor and Gaming Licensing Board. These gaming authorities have broad authority with respect to licensing and registration of our business entities and individuals investing in or otherwise involved with the Company.

Although the Company currently holds gaming licenses issued by the Nevada Gaming Authorities, these authorities may, among other things, revoke the gaming license of any corporate entity or the registration of a registered corporation or any entity registered as a holding company of a corporate licensee for violations of gaming regulations.

In addition, the Nevada Gaming Authorities may, under certain conditions, revoke the license or finding of suitability of any officer, director, controlling person, stockholder, noteholder or key employee of a licensed or registered entity. If our gaming licenses were revoked for any reason, the Nevada Gaming Authorities could require the closing of the Casino, which would have a material adverse effect on our business. In addition, compliance costs associated with gaming laws, regulations or licenses are significant. Any change in the laws, regulations or licenses applicable to our business or gaming licenses could require us to make substantial expenditures or could otherwise have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Nevada State Gaming Control Board investigates or reviews the records of gaming companies for compliance with gaming regulations as part of its regular oversight functions.

For a more complete description of the gaming regulatory requirements affecting our business, see “Item 1 — Business — Regulation and Licensing.”

The Company extended credit to a large portion of its customers, and it may not be able to collect gaming receivables from its credit players.

The Company conducts its gaming activities on a credit basis as well as a cash basis. This credit is unsecured. Table games players typically are extended more credit than slot players, and high-stakes players typically are extended more credit than patrons who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a positive or negative impact on cash flow and earnings in a particular quarter.

The Company extends credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. For the year ended December 31, 2005, the table games drop at the Hotel was approximately 31% from credit-based guest wagering. The default rate on credit extended to the Hotels table gaming customers was less than one tenth of one percent of the total amount of credit issued since the Hotel commenced operations on June 18, 2004.

While gaming debts evidenced by a credit instrument, including what is commonly referred to as a “marker,” and judgments on gaming debts are enforceable under the current laws of Nevada, and Nevada judgments on gaming debts are enforceable in all states under the Full Faith and Credit Clause of the U.S. Constitution, other jurisdictions may determine that enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the United States of foreign debtors may be reached to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None

ITEM 2.—THE PROPERTY

Prior to the closing of the Acquisition, the Company owned no property. Upon the closing of the Acquisition on June 18, 2004, the Company acquired substantially all of the assets and certain liabilities of LVH, including the Hotel.

The Hotel is located one block east of the Las Vegas Strip (the “Strip”) on approximately fifty-nine acres of land between Paradise Road and Joe W. Brown Drive adjacent to the Las Vegas Convention Center. It has approximately 2,950 hotel rooms, an approximately 74,000 square feet casino with approximately 70 table games and 1,200 slot machines, a race and sports book, twelve restaurants, approximately 4,800 parking spaces, approximately 200,000 square feet of meeting/convention space, a 1,600-seat showroom, a 300 seat cabaret theater, retail outlets, an outdoor pool and a spa and health club.

All of the assets acquired by the Company in the Acquisition, including the Hotel, collateralize the Term Loan.

ITEM 3.—LEGAL PROCEEDINGS

The Company is not a party to any material litigation and, it is not aware of any action, suit or proceedings against it that has been threatened by any person.

ITEM 4.—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

No established public trading market exists for the Company’s common equity. There are no current plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in the Company’s equity.

Holders

As of December 31, 2005, the Company had two holders of record of each of its Class A Membership Units and Class B Membership Units.

The following table provides information as of December 31, 2005, regarding the number of Membership Units that may be issued under the Company’s 2004 Incentive Plan.

	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Plan Category	Class A Units	Class B Units	Class A Units	Class B Units
Equity compensation plans approved by security holders	0.167	166,667	$100	$100	—
Equity compensation plans not approved by security holders	—	—	—	—	—

Total	0.167	166,667	$100	$100	—

Distributions

The Company has never paid nor does it anticipate paying in the foreseeable future any distributions on their Membership Units. The Credit Agreement governing the Term Loan, including the gaming approvals granted by the Nevada Gaming Authorities, contains restrictions on the payment of dividends or other distributions by the Company.

Purchases of Equity Securities by the Company

During the year ended December 31, 2005, the Company did not repurchase any units of its common equity, either as part of a publicly announced plan or program or otherwise. No publicly announced plans or programs are currently in place under which the Company may purchase shares of its common equity.

ITEM 6.—SELECTED FINANCIAL DATA

The historical selected financial data of the Company (“Successor”) and of LVH (“Predecessor”) set forth below should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and their respective financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2005, 2004 and 2003, and the balance sheet data at December 31, 2005 and 2004 of the Company are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Annual Report on Form 10-K.

	SUCCESSOR
	Years Ended or as of December 31,
	2005	2004(2)	2003 (1)
	(dollars in thousands)
Results of Operations:
Net revenues	$252,890	$117,218	$—
Operating expenses (3)	230,558	115,948	—
Depreciation	10,058	4,173	—
Pre-opening expense	—	6,682	412
Total operating income (loss)	12,274	(9,585)	(412)
Interest expense, net	(20,873)	(10,758)	—
Net loss	(8,599)	(20,343)	(412)
Balance Sheet:
Total assets	369,629	365,397	16,950
Long term debt	200,000	200,000	—
Total liabilities	249,053	236,152	17,362
Members' Equity (Deficit)	60,576	69,245	(412)

(1)	The Company was formed on December 18, 2003 for the purpose of consummating the Acquisition of substantially all the assets and certain liabilities of LVH Corporation.
(2)	The Company completed the Acquisition on June 18, 2004 and the results of operation reflect the results of operations from June 18, 2004 through December 31, 2004.
(3)	Excludes pre-opening and depreciation expense

The following historical information of LVH is derived from its audited financial statements for 2001 through June 17, 2004. LVH’s audited financial statements and related notes thereto for the period from January 1 through June 17, 2004 and for the year ended December 31, 2003 appear elsewhere in this Annual Report on Form 10-K.

	PREDECESSOR
	Years Ended or as of December 31,
	2004(4)	2003	2002	2001
	(dollars in thousands)
Results of Operations:
Net revenues	$117,196	$214,011	$215,651	$226,842	(1)
Depreciation and amortization	8,741	18,190	16,708 (2)	31,790	(2)
Impairment loss	—	—	—	124,000	(3)
Total operating (loss) income	6,106	(15,525)	(6,429)	(145,998)
Net (loss) income	6,106	(15,525)	(6,417)	(145,934)
Balance Sheet:
Total assets	188,233	207,211	207,256	203,712	(3)
Total stockholder’s equity	124,818	118,712	134,237	140,654

(1)	In July 2000, a definitive agreement was signed that would have resulted in the sale of the property, building and equipment of LVH for a base price of $300 million. The agreement provided that Caesars would retain receivables relating to high-end casino play and would attempt to service high-end customers at other properties. As anticipated by the agreement, and once it was announced, high-end gaming customers gradually ceased play at the Hotel. During the third and fourth quarters of 2000, revenues began to reflect the loss of the high-end play without incremental lower and mid-level gamblers’ play or increased convention business. Operating income was also negatively impacted as costs associated with the high-end play could not be reduced as quickly because the Hotel continued to provide service to the remaining high-end market pending closing of the sale. Additionally, the held-for-sale status affected the Hotel’s ability to compete for other casino business.

(2)	As the Hotel was considered “Held for Sale” effective July 2000, no depreciation and amortization expense was charged from that date through December 31, 2000. Effective January 2001, the Hotel was no longer considered “Held for Sale” and as such, depreciation and amortization expense resumed at that time on the remaining assets after the $55 million second quarter of 2000 non-cash impairment loss (See Note (3) following). Depreciation and amortization decreased once again after the $124 million write-down of fixed assets that occurred in the third quarter of 2001.
(3)	In July 2000, a definitive agreement was signed that would have resulted in the sale of the property, building and equipment of LVH for a base price of $300 million. In January 2001, the purchaser failed to further extend the closing date and did not complete the transaction. Caesars ceased its efforts to sell the Hotel and continued to operate it in the normal course, but with a focus on lower and mid-level gamblers’ play and convention business. During 2001, revenues declined from $73 million in the first quarter to $48 million in the third quarter. Operating income during 2001 was $7 million in the first quarter, a loss of $3 million in the second quarter, and a loss of $14 million in the third quarter. The successive quarters of operating losses coupled with the significant reduction in convention and group visitation into Las Vegas resulting from the events of September 11 necessitated a review of LVH’s assets for impairment. Based on an analysis of expected future cash flows, an impairment existed. LVH engaged an independent appraisal company to assist in the valuation of the Hotel. The fair value was determined using a combination of future cash flow analysis and market/sales comparison analysis of the Hotel resulting in a fair value that was $124 million less than the carrying value of the assets. A $124 million write-down of fixed assets was made in the third quarter of 2001.
(4)	Reflects results of operations of LVH for the period from January 1, 2004 through June 17, 2004 and Balance Sheet data as of June 17, 2004.

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

Overview

Prior to June 18, 2004, Colony Resorts LVH Acquisitions, LLC (the “Company”) conducted no business other than in connection with the completion of the acquisition of substantially all of the assets and certain liabilities of LVH Corporation, a Nevada corporation. LVH Corporation is a wholly owned subsidiary of Harrah’s Entertainment, Inc. (“Harrah’s”), and was previously owned by Caesars Entertainment, Inc. (“Caesars”) prior to the merger of Caesars with and into Harrah’s. Since June 18, 2004, the Company has owned and operated the Las Vegas Hilton (the “Hotel”) and accordingly has a limited operating history.

The following discussion of the Hotel’s results of operations compares the year ended December 31, 2005 to the year ended December 31, 2004 and the year ended December 31, 2004 to the year ended December 31, 2003, as if the acquisition of the Hotel had occurred on January 1, 2003. Accordingly, the discussion compares the 2005 operating results of the Hotel when owned by the Company to the 2004 calendar year results combining Caesars operations from January 1 to June 17, 2004 and Colony operations from June 18 to December 31, 2004. The 2003 operations are those generated while the Hotel was owned and operated by Caesars.

Casino revenue is derived primarily from patrons wagering on slot machines, table games and other gaming activities. Table games generally include Blackjack or Twenty One, Poker, Craps, Baccarat, Mini-Baccarat and Roulette. Other gaming activities include Keno and the Race and Sports Book. Casino revenue is defined as the win from gaming activities, computed as the difference between gaming wins and losses, not the total amounts wagered. “Table game volume,” “table game drop” (terms which are used interchangeably), and “slot handle” are casino industry specific terms that are used to identify the amount wagered by patrons for a casino table game or slot machine, respectively. “Table game hold” and “slot hold” represent the percentage of the total amount wagered by patrons that the casino has won. Hold is derived by dividing the amount won by the casino by the amount wagered by patrons. Casino revenue is recognized at the end of each gaming day.

Casino revenues vary from time to time due to general economic conditions, popularity of entertainment offerings, table game hold, slot hold, and occupancy percentages in the hotel. Casino revenues also vary depending upon the amount of gaming activity, as well as variations in the odds for different games of chance. Casino revenues, room revenues, food and beverage revenues and other revenues vary due to general economic conditions and competition.

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

Summary Financial Results

The Hotel offers hotel, gaming, dining, entertainment, retail and spa amenities at one location in Las Vegas and under one operating segment. Approximately 32.2% of the Hotel’s gross revenue is derived from gaming, while 34.5% is derived from room revenue. Room revenue is a larger contributor to gross revenue than casino revenue because of the Hotel’s emphasis on the group, convention and trade show business and the resulting higher occupancy and premium room rates achieved during mid-week periods.

The following table summarizes the Hotel’s results of operations (in thousands):

			PREDECESSOR
	2005	Proforma 2004	2003
Net revenues	$252,890	$234,414	$214,011
Operating income (loss)	$12,274	$(3,479)	$(15,525)
Net loss	$(8,599)	$(14,237)	$(15,525)

Comparison of the Year Ended December 31, 2005 with the Year Ended December 31, 2004

Revenue Information

The breakdown of the Property’s net revenue is as follows (dollars in thousands):

	Year Ended December 31
	2005	Proforma 2004	Percent Change
Casino	$89,877	$84,877	5.9%
Rooms	96,073	92,177	4.2%
Food and beverage	65,734	62,762	4.7%
Other	27,079	18,799	44.0%

	278,763	258,615	7.8%
Less - Promotional Allowances	(25,873)	(24,201)	6.9%

Total	$252,890	$234,414	7.9%

Net revenue for the year ended December 31, 2005 was $252.9 million, representing an increase of $18.5 million or 7.9% when compared with $234.4 million of net revenues during 2004. The increase in net revenue was due to: (1) a $5 million increase in casino revenue primarily due to increased table games and slot revenue, (2) an increase in room revenue of $3.9 million as a result of an increase in the average daily hotel room rates and hotel room occupancy percentages; (3) an increase in food and beverage revenue of $2.9 million which resulted primarily from price increases; and (3) an increase in other revenue of $8.3 million as a result of increased entertainment sales.

In 2005, table games volume increased approximately 34% and slot volume increased approximately 15%; however, the table games win percentage was 12% for the year ended December 31, 2005 compared to 14% for the year ended December 31, 2004. The Hotel’s slot win percentage did not vary significantly from the prior year. The abnormally low table games win percentage is a result of a shift in the mix of table games play to games with traditionally lower win percentages and a larger proportion of skilled table games players visiting the Hotel. The increase in casino volume is primarily due to increased hotel occupancy, refinement of the Hotel’s slot club loyalty program, and more frequent and robust casino marketing programs aimed specifically at table games players.

The Hotel’s casino operating margin decreased to 27.0% for the year ended December 31, 2005 compared to 31.0% for the year ended December 31, 2004. The decrease in casino margin was primarily attributable to an increase in promotional spending to drive the 34% increase in table games volume and the 15% increase in slot volume. The casino operating margin was also adversely affected by the decrease in hold percentage. The Company anticipates that continued increases in convention activity at the Las Vegas Convention Center (“LVCC”), as shown by historical data provided by the Las Vegas Convention and Visitors Authority, combined with the implementation of new promotional programs, will improve casino volume and revenue in future years.

The Hotel maintained an average daily room rate of $100 in 2005 as compared to $98 in 2004. The Hotel generated revenue per available room of $90 during 2005 as compared to $86 during 2004. Room revenues during 2005 were $96.1 million, representing an increase of $3.9 million or 4.2% when compared to $92.2 million during 2004. The increase in room revenue was the result of an increase in the average daily room rate and a slight increase in room occupancy. Convention traffic continues to be the mainstay of the Hotel’s occupied room nights. The Hotel room department operating margin for the year ended December 31, 2005 increased slightly from 2004 (72.2% in 2005 versus 71.5% in 2004).

Food and beverage revenues were $65.7 million during 2005, representing an increase of $2.9 million or 4.7% compared to $62.8 million for 2004. The increase was attributable to an increase in banquet and casual dining restaurant revenue, which resulted from increased Hotel convention room nights and price increases during 2005. The Hotel’s food and beverage operating margin for the year ended December 31, 2005 was 22.4% compared to 17.3% for the year ended December 31, 2004. This increase in margin was due to an increase in banquet and casual dining revenue.

Other revenues included retail sales, entertainment sales, telephone and miscellaneous income at the Hotel. Other revenue increased $8.3 million or 44.0% in 2005 from $18.8 million in 2004. The increase is attributable to entertainment sales relating to attendance at performances by Barry Manilow. Barry Manilow performed 100 shows at the Hotel in 2005 and is contracted for 145 performance dates in 2006. Barry Manilow did not perform at the Hotel in 2004.

Operating Cost and Expense Information

Fluctuations in the Hotel’s operating costs and expenses are generally based upon the change in volume of guests staying in the Hotel and utilizing the Hotel’s amenities, including the casino, food and beverage, spa and retail outlets.

The breakdown of operating costs and expenses is as follows (dollars in thousands):

	Year Ended December 31,
	2005	Proforma 2004	Percent Change
Casino	$65,571	$58,542	12.0%
Rooms	26,717	26,234	1.8%
Food and Beverage	51,038	51,907	(1.7)%
Other	17,842	10,786	65.4%
General and administrative	69,390	67,261	3.2%
Management fee to affiliate	—	3,567	(100.0)%
Pre-opening	—	6,682	(100.0)%
Depreciation	10,058	12,914	(22.1)%

Total	$240,616	$237,893	1.14%

Excluding $6.7 million of pre-opening expenses incurred in 2004, operating costs and expenses increased $9.4 million, or 4.1%, to $240.6 million for the year ended December 31, 2005 compared to $231.2 million for the year ended December 31, 2004. The $6.7 million of 2004 pre-opening expenses include payroll, professional services and other general and administrative expenses related to the Acquisition. The increase was primarily attributable to an increase in casino, food and beverage expenses as a direct result of increased business volumes at the Hotel and wage increases compared to the prior year.

Casino

The increase in casino expense is primarily related to an increase in promotional spending to drive greater table games and slot volume.

Rooms

Operating expense for the Hotel’s room department were relatively flat year-to-year with operating efficiencies offsetting a wage rate increase.

Food and Beverage

Operating expenses for the Hotel’s food and beverage department decreased approximately $1 million, or 1.7%, for the year ended December 31, 2005 primarily due to operating efficiencies implemented in the Hotel’s first full year of operations.

Other

Other operating expenses increased approximately $7 million, or 65.4%, for the year ended December 31, 2005. The increase is entirely the result of the Hotel’s robust entertainment schedule in 2005 that included 100 performances by Barry Manilow, performances by 23 other major headliners and two new shows in the Hotel’s cabaret theater.

General and Administrative

The increase in general and administrative expenses is a result of salary and wage increases, and employee benefit cost increases that are offset by operational economies instituted during the Hotel’s first full year of operation under new ownership.

Included in general and administrative expense for 2005 is $1.8 million in expense associated with certain management services provided by an affiliate. No Management Fee was charged to the Company by any of its existing affiliates in 2004. The $3.6 million Management Fee reported in 2004 was paid by the predecessor to its parent.

Depreciation and Amortization

The reduction in depreciation expense in 2005 versus 2004 resulted from the Acquisition of the Hotel in June 2004. Based on a third party appraisal, a significant amount of the purchase price was allocated to land from building and improvements.

Interest (Income) Expense

The following table summarizes information related to the Company’s interest expense on long-term debt and interest income during the year ended December 31, 2005 (in thousands, except percentages):

Interest expense	$21,297
Interest income	(424)

Interest expense, net	$20,873

Cash paid for interest	$19,738
Average total debt balance	$200,000
Weighted average interest rate	9.73%

Interest expenses includes $2.2 million of amortization related to deferred financing costs and $58,000 reflecting the change in the value of the interest rate cap. Approximately $563,000 of interest was capitalized during 2005.

Net Loss

The Hotel recorded a net loss of $8.6 million for the year ended December 31, 2005, compared with a net loss of $14.2 million for the year ended December 31, 2004.

The $5.6 million decrease in the net loss is attributed to (1) the absence of any pre-opening expenses in 2005, (2) a full year of interest expenses in 2005, and (3) improved operating income in 2005, which is reconciled as follows (in thousands):

2004 Net Loss	$(20,343)
2004 Pre-opening cost	6,682
Improvement in 2005 Operating Income	15,435
Increase in 2005 Interest, net	(10,373)

2005 Net Loss	$(8,599)

Comparison of the Year Ended December 31, 2004 with the Year Ended December 31, 2003

Revenue Information

The breakdown of the Property’s net revenues is as follows (dollars in thousands):

	Year Ended December 31,
		PREDECESSOR
	Proforma 2004	2003	Percent Change
Casino	$84,877	$75,864	11.9%
Rooms	92,177	82,261	12.1%
Food and beverage	62,762	57,380	9.4%
Other	18,799	19,270	(2.4)%

	258,615	234,775	10.2%
Less - Promotional Allowances	(24,201)	(20,764)	16.6%

Total	$234,414	$214,011	9.5%

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

The increase in casino revenues of $9.0 million, or 11.9%, to $84.9 million for the year ended December 31, 2004, compared to $75.9 million for the year ended December 31, 2003 resulted from an increase in gaming volume in table games and slot machines. The table game hold and slot machine win percentages did not change significantly. Table games volume increased approximately 22.1% and slot machine volume increased 6.6% for the year ended December 31, 2004 compared to the year ended December 31, 2003. Table games hold percentage decreased 1.8% from 2003. The slot machine win percentage was relatively flat, increasing 1.1% from 2003 to 2004. The increase in casino volume is primarily due to increased visitation at the Hotel from conventions throughout 2004 and the Company’s focus on marketing efforts (after the Acquisition) to attract new players to the Hotel.

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

The Hotel maintained an average daily room rate of $97.76 in 2004 as compared to $87.39 in 2003. The Hotel generated revenue per available room of $86.16 during 2004 as compared to $77.40 during 2003. Room revenues during 2004 were $92.2 million, representing an increase of $9.9 million or 12.1% when compared to $82.3 million during 2003. The increase in room revenues was the result of an increase in the average daily room rate and a slight increase in room occupancy. Convention traffic continues to be the mainstay of the Hotel’s occupied room nights. The Hotel’s room operating margin for the year ended December 31, 2004 increased to 71.5% compared to 68.5% the year ended December 31, 2003, which resulted from the aforementioned increase in room rates.

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

Other revenues include retail sales, entertainment sales, telephone and miscellaneous income at the Hotel. Other revenue decreased $0.5 million or 2.4% to $18.8 million in 2004 from $19.3 million in 2003. The decrease was primarily attributable to the reduction of retail revenue as a result of the outsourcing agreement the Company entered into with Caesars, whereby the Company receives only a percentage of retail sales.

Operating Costs and Expense Information

The breakdown of operating costs and expenses is as follows:

	Year Ended December 31,
		PREDECESSOR
	Proforma 2004	2003	Percent Change
	(in thousands, except percentages)
Casino	$58,542	$54,639	7.1%
Rooms	26,234	25,929	1.2%
Food and beverage	51,907	49,105	5.7%
Other	10,786	11,501	(6.2)%
General and administrative	67,261	63,609	5.7%
Management fee to corporate	3,567	6,563	(45.6)%
Pre-opening	6,682	—	100%
Depreciation	12,914	18,190	(29.0)%

Total	$237,893	$229,536	3.6%

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

Liquidity and Capital Resources

Cash flows of the Company for the year ended December 31, 2005 compared to the year ended December 31, 2004 consisted of the following:

Cash Flows – Operating Activities

Cash flow provided by operations was $11.1 million in 2005 compared to the $14.1 million used by operations in 2004. The $11.1 million provided by operations in 2005 primarily resulted from increased revenue and operating income.

As of December 31, 2005, the Company had cash and equivalents of $17.2 million of which $5 million was cash in the casino used to fund daily operations. For the next twelve months, the Company expects to fund Property operations, capital and debt service requirements from existing cash balances and operating cash flow. The Company will use cash provided by the refinancing of its Term Loan to undertake a renovation of the Hotel’s rooms, as well as other capital improvement projects described below.

Cash Flows – Investing Activities

During the year ended December 31, 2005, the Company substantially completed the renovation of it’s casino floor, porte cochere, hotel lobby, 57 suites, main showroom, coffee bar and its 24 hour casual restaurant. In addition, the Company acquired 221 new slot machines and completed a variety of maintenance capital projects. The Company expended approximately $26 million on capital projects in 2005 and expects to spend between $40 to $50 million on capital expenditure projects in 2006, including the renovation of approximately 600 standard guest rooms.

The Company expects to fund 2006 capital expenditure projects from existing cash balances, operating cash flow and the proceeds for the proposed refinancing of the Company’s Term Loan, which is expected to close in April as explained below.

Cash Flows – Financing Activities

The Company had raised $150 from the sale of the Class A Membership Units, $150 million from the sale of Class B Membership Units and $200 million from the Term Loan in connection with the completion of the Acquisition. $17.4 million of the $150 million raised from the sale of the Class B Membership Units represent the conversion to equity of the amount due to affiliates.

Other Factors Affecting Liquidity

While the Company believes that the cash provided by the refinancing of the Term Loan and its cash flows from operations together with cash on hand will be adequate to fund its activities, including the capital expenditures that the Company plans to make, no assurances can be made that such sources will be sufficient to meet such requirements. Covenants under the Term Loan restrict the Company’s future borrowing capacity. However, subject to certain conditions, the Term Loan does permit the Company to incur additional debt to fund working capital. If circumstances warrant, the Company may seek to obtain a working capital line of credit.

The Company is currently exploring whether to refinance the Term Loan or extend the maturity date of the Term Loan.

A downturn in the economy, increase in revenue or wagering taxes, acts of terrorism, war or military actions would impact the Company’s casino operations and negatively impact its cash flows from operations. If this were to occur, the Company would be required to adjust its capital spending plans.

Contractual Obligation and Other Commitments

The following table summarizes the Company’s contractual obligations and commitments (amount in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In thousands)
Long-Term Debt Obligations
Term Loan (a)	$—	$200,000	$—	$—	$200,000
Variable interest payments (b)	10,083	—	—	—	10,083
Contractual Obligations
Employment agreements (c)	2,371	2,185	133	—	4,689
Licensing agreement (d)	2,000	4,000	—	—	6,000
Entertainment contracts (e)	13,050	—	—	—	13,050

	$27,504	$206,185	$133	$—	$233,822

(a)	The Term Loan was consummated in connection with the Acquisition. The Term Loan is for a principal amount of $200 million and is for an initial term of two years with two one-year extensions. The Loan accrues interest at a rate of 6.5% plus the greater of (i) one-month LIBOR (which was 4.5% at December 31, 2005 and 2004) or (ii) 1.5%. The Loan is secured by a first priority deed of trust on the property and has no amortization.
(b)	Based on December 31, 2005 LIBOR rates of 4.5% plus the applicable interest rate.
(c)	The Company is party to employment agreements with five of its senior executives, with original terms of three to five years.
(d)	The Company licenses from Hilton the right to use the mark “Hilton” and is part of Hilton’s reservation system and Hilton’s “HHonors Program ™”. The license expires on December 31, 2008 and during the term of the license, the Company is required to pay Hilton an annual fee of $2 million plus 1% of the Hotel’s gross room revenue.

(e)	The Company is party to certain contracts to retain specific entertainers for recurring performances. These agreements expire during 2006.

Off-Balance Sheet Arrangements

The Company is not currently subject to any off-balance sheet arrangements which it believes will have a material adverse impact on its financial condition.

Debt Instruments

The following table provides information about the Company’s long-term debt at December 31, 2005 (amounts in thousands):

	Maturity date	Face amount	Carrying value	Estimated fair value
Term Loan	June 2006	$200,000	$200,000	$200,000

The Term Loan is for a principal amount of $200 million and interest accrues at a rate of 6.5% plus the greater of (i) one-month LIBOR or (ii) 1.5%. The initial term is two years with two one-year extension options. The Term Loan contains certain restrictions that, among other things, limit the ability of the Company to create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell assets of the Company without prior approval of the lenders or noteholders. Financial covenants included in the Term Loan include total debt to EBITDA (Earning Before Interest, Taxes, Depreciation and Amortization) ratio. The financial covenants in the Term Loan involving EBITDA are applied on a trailing 12 months basis. For purposes of debt compliance, EBITDA is defined as net income plus interest expense, income taxes and depreciation and amortization expenses. The Company was in compliance with all required covenants and ratios under its debt instruments. See “Item 8 – Financial Statements and Supplementary Data – Notes to Financial Statements – Note 6 – Long-Term Debt”

Litigation Contingencies and Available Resources

In the normal course of business, the Company is subject to various litigation, claims and assessments. The Company is not currently a party to any material litigation and it is not aware of any material action, suit or proceedings against it that has been threatened by any person.

Critical Accounting Policies

Significant Accounting Policies and Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States. Certain of its accounting policies, including the determination of slot club promotion liability, the estimated useful lives assigned to its assets, asset impairment, insurance reserves, purchase price allocations made in connection with its acquisitions and the calculation of its income tax liabilities, require that it apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company’s judgments are based on its historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There can be no assurance that actual results will not differ from the Company’s estimates. To provide an understanding of the methodology the Company applies, its significant accounting policies and basis of presentation are discussed below, as well as where appropriate in this discussion and analysis and in the notes to the Company’s financial statements.

Slot Club Promotions

The Company’s Slot Club allows customers to redeem points earned from their gaming activity for cash and complimentary food, beverage, rooms, entertainment and merchandise. At the time redeemed, the retail value of complimentaries are recorded as revenue with a corresponding offsetting amount included in promotional allowances. The cost associated with complimentary food, beverage, rooms, entertainment and merchandise redeemed is recorded in casino costs and expenses. The Company also records a liability for the estimated cost of the outstanding points that it believes will ultimately be redeemed.

Self-Insurance Reserve

The Company is self insured up to certain stop loss amounts for workers’ compensation. In estimating this accrual, the Company considers historical loss experience and make judgments about the expected levels of costs per claim. The Company believes its estimates of future liability are reasonable based upon its methodology; however, changes in accident frequency and severity and other factors could materially affect the estimate for this liability.

Derivative Investments and Hedging Activities

The Company’s Term Loan requires it to enter into interest rate caps in order to manage interest rate risks associated with this borrowing. The Company has adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (and as amended by SFAS No. 138 and 149) to account for its interest rate cap arrangement.

Allowance for Doubtful Accounting Reserves

The Company’s receivables balances relate primarily to its hotel and casino operations. The Company reserves an estimated amount for receivables that may not be collected. The Company estimates the allowance for doubtful accounts by applying standard reserve percentages to aged account balances under a specific dollar amount and specifically analyzing the collectibility of each account with a balance over the specified dollar amount, based on the age of the account, the customer’s financial condition, collection history and any other known information.

The allowance for doubtful accounts as a percentage of receivables at December 31, 2005 increased when compared to December 31, 2004 primarily as a result of the increase in casino receivables. The increase in casino receivables is commensurate with the increase in marker play throughout 2005. The Company maintains strict controls over the issuance of markers and aggressively pursues collection from those customers who fail to pay after issuance of the marker.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the terms of the capitalized lease, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. For assets to be disposed of, the Company recognizes the asset to be sold at the lower of carrying value or fair market value less costs of disposal. Fair market value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For assets to be held and used, the Company reviews fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”, which requires that the compensation costs relating to share-based payments transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured on fair value models of the equity or liability instruments issued. The Company currently disclosed pro forma compensation expense quarterly and annually by calculating the membership unit option grants’ fair value using the Black-Scholes or other valuation model and disclosing the impact on net (loss) and (loss) per membership unit in a note to the financial statements. Upon adoption, pro forma disclosure will no longer be an alternative. The Company will begin to apply SFAS No. 123R using the modified prospective method as to the interim reporting period ending March 31, 2006 as provided by the Securities and Exchange Commission announcement on April 14, 2005 which amended the effective date.

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

ITEM 7A.—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company’s primary exposure to market risk is interest rate risk associated with its variable rate long-term debt. The Company attempts to manage its interest rate risk by entering into interest rate cap agreements. The Company does not hold or issue financial instruments for trading purposes and does not enter into derivative transactions that would be considered speculative positions. The derivative financial instruments consist exclusively of interest rate cap agreements. Differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expenses.

To manage counterparty credit risk in interest rate cap agreements, the Company only enters into agreements with highly rated institutions that can be expected to perform under terms of such agreements.

ITEM 8. —FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

The following financial statements of Colony Resorts LVH Acquisitions, LLC and the financial statements of LVH Corporation are presented herein on the page indicated:

COLONY RESORTS LVH ACQUISITIONS, LLC

AUDITED FINANCIAL STATEMENTS:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	31

BALANCE SHEETS AS OF DECEMBER 31, 2005 AND 2004	32

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND FOR THE PERIOD FROM DECEMBER 18, 2003 (INCEPTION) THROUGH DECEMBER 31, 2003	33

STATEMENTS OF MEMBERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND FOR THE PERIOD FROM DECEMBER 18, 2003 (INCEPTION) THROUGH DECEMBER 31, 2003	34

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004, AND FOR THE PERIOD FROM DECEMBER 18, 2003 (INCEPTION) THROUGH DECEMBER 31, 2003	35

NOTES TO FINANCIAL STATEMENTS	37

LVH CORPORATION

AUDITED FINANCIAL STATEMENTS:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	48

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT FOR THE PERIOD FROM JANUARY 1, 2004 THROUGH JUNE 17, 2004 AND THE YEAR ENDED DECEMBER 31, 2003	49

STATEMENTS OF CASH FLOWS FOR THE PERIOD FROM JANUARY 1, 2004 THROUGH JUNE 17, 2004 AND THE YEAR ENDED DECEMBER 31, 2003	50

NOTES TO FINANCIAL STATEMENTS	51

Report of Independent Registered Public Accounting Firm

To the Members of Colony Resorts LVH Acquisitions, LLC:

We have audited the accompanying balance sheets of Colony Resorts LVH Acquisitions, LLC (the “Company”) as of December 31, 2005 and 2004, and the related statements of operations, members’ equity (deficit), and cash flows for the years ended December 31, 2005, and 2004 and for the period from December 18, 2003 (inception) through December 31, 2003. Our audit also included the financial statement schedule in the index of Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and for the period from December 18, 2003 (inception) through December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Las Vegas, Nevada

March 28, 2006

COLONY RESORTS LVH ACQUISITIONS, LLC

BALANCE SHEETS

(In thousands, except membership unit data)

	December 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and equivalents	$17,218	$12,888
Restricted cash	2,278	1,420
Accounts receivable, net	18,415	14,298
Due from affiliates	2,370	2,327
Inventories	3,099	3,276
Prepaid expenses and other current assets	5,285	4,909

Total current assets	48,665	39,118
PROPERTY AND EQUIPMENT, net	312,897	296,490
RESTRICTED CASH	5,471	26,151
OTHER ASSETS, net	2,596	3,638

Total assets	$369,629	$365,397

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,849	$2,035
Accrued expenses	36,204	34,117

Total current liabilities	49,053	36,152
TERM LOAN	200,000	200,000

Total liabilities	249,053	236,152

COMMITMENTS AND CONTINGENCIES
REDEEMABLE MEMBERS’ EQUITY	60,000	60,000

MEMBERS’ EQUITY (DEFICIT):
Class A Membership Units issued and outstanding: 1.50 units at $100 per unit	—	—
Class B Membership Units issued and outstanding: 900,000 units at $100 per unit	90,000	90,000
Accumulated Deficit	(29,424)	(20,755)

Total members’ equity	60,576	69,245

Total liabilities and members’ equity	$369,629	$365,397

The accompanying notes are an integral part of these financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

STATEMENTS OF OPERATIONS

(In thousands, except membership unit data)

	Year Ended December 31, 2005	Year Ended December 31, 2004	Period from December 18, 2003 (inception) through December 31, 2003
Revenues:

Casino	$89,877	$46,406	$—
Rooms	96,073	44,551	—
Food and beverage	65,734	31,350	—
Other revenue	27,079	8,417	—

Total revenues	278,763	130,724	—
Less: promotional allowances	(25,873)	(13,506)	—

Net revenues	252,890	117,218	—

Operating Costs and Expenses:
Casino	65,571	32,746	—
Rooms	26,717	13,496	—
Food and beverage	51,038	26,975	—
Other expense	17,842	5,765	—
General and administrative	69,390	36,966	—
Depreciation	10,058	4,173	—
Pre-opening expenses	—	6,682	412

Total Operating Expenses	240,616	126,803	412

Operating income (loss)	12,274	(9,585)	(412)

Other income (expense):
Interest expense	(21,297)	(10,924)	—
Interest income	424	166	—

	(20,873)	(10,758)	—

Net loss	$(8,599)	$(20,343)	$(412)

Net loss allocation:
Allocable to Class A	$—	$—	$—
Allocable to Class B	$(8,599)	$(20,343)	$—
Basic weighted average Class A membership units outstanding	1.50	1.50	—
Basic weighted average Class B membership units outstanding	1,500,000	1,500,000	—
Diluted weighted average membership units outstanding	1,500,001.50	1,500,001.50	—
Net loss per Class A membership unit-basic	$(5.73)	$(13.56)	$—
Net loss per Class B membership unit-basic	$(5.73)	$(13.56)	$—
Per membership unit-diluted	$(5.73)	$(13.56)	$—

The accompanying notes are an integral part of these financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

STATEMENTS OF MEMBERS’ EQUITY (DEFICIT)

(In thousands)

	Capital Contribution				Accumulated Deficit	Total
	Class A Membership Units		Class B Membership Units
	Units	Value	Units	Value
Balance, December 18, 2003 (inception)	—	$—	—	$—	$—	$—
Net loss	—	—	—	—	(412)	(412)

Balance, December 31, 2003	—	—	—	—	(412)	(412)
Issuance of membership units	—	—	726	72,638	—	72,638
Conversion to equity of due to affiliates balance	—	—	174	17,362	—	17,362
Net loss	—	—	—	—	(20,343)	(20,343)

Balance, December 31, 2004 as previously reported	—	—	900	90,000	(20,755)	69,245
Prior period of adjustment	—	—	—	—	(70)	(70)

Balance, December 31, 2004 as restated	—	—	900	90,000	(20,825)	69,175
Net loss	—	—	—	—	(8,599)	(8,599)

Balance, December 31, 2005	—	$—	900	$90,000	$(29,424)	$60,576

The accompanying notes are an integral part of these financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31, 2005	Year ended December 31, 2004	Period from December 18, 2003 (inception) Through December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,599)	$(20,343)	$(412)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	10,058	4,173	—
Valuation change in interest rate cap agreement	58	690	—
Amortization of deferred financing costs	2,230	1,207	—
Provision for doubtful accounts	2,243	133	—
Changes in assets and liabilities:
Accounts receivable	(6,359)	(4,142)	—
Inventories	177	(1,021)	—
Prepaid expenses	(376)	(3,662)	—
Other assets	(1,238)	(93)	—
Accounts payable	10,814	1,628	—
Accrued liabilities	2,087	7,374	—
Due to (from) affiliates	(43)	—	17,362

Net cash provided by (used in) operating activities	11,052	(14,056)	16,950

CASH FLOWS USED IN INVESTING ACTIVITIES:
Additions to property and equipment	(26,534)	(9,246)	—
Payment for purchase of LVH assets, net of cash acquired	—	(277,082)	—
Acquisition costs	—	(3,518)	—

Net cash used in investing activities	(26,534)	(289,846)	—

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from Term Loan	—	200,000	—
Proceeds from issuance of membership units	—	72,638	—
Proceeds from issuance of redeemable membership units	—	60,000	—
Net change in financing costs	(10)	(3,277)	(1,950)
Restricted cash	19,822	(12,571)	(15,000)

Net cash provided by (used in) financing activities	19,812	316,790	(16,950)

Increase in cash and equivalents	4,330	12,888	—
Cash and equivalents at beginning of year	12,888	—	—

Cash and equivalents at end of year	$17,218	$12,888	$—

The accompanying notes are an integral part of these financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

STATEMENTS OF CASH FLOWS (continued)

(In thousands)

	Year ended December 31, 2005	Year ended December 31, 2004	Period from December 18, 2003 (inception) through December 31, 2003
Supplemental Cash Flow Disclosure:
Cash paid for interest	$19,738	$8,259	$—

Non-cash investing and financing activity:
Conversion of due to affiliates balance to members’ equity	$—	$17,362	$—

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

Prior to June 18, 2004, the Company had conducted no business other than in connection with the execution of the Purchase and Sale Agreement (as defined below), relating to the acquisition of substantially all of the assets and certain liabilities of LVH Corporation, a Nevada corporation (“LVH”) (the “Acquisition”). LVH is a wholly owned subsidiary of Caesars Entertainment, Inc., formerly Park Place Entertainment Corporation (“Caesars”) that prior to the Acquisition (further discussed in Note 2) operated the Las Vegas Hilton, a casino resort located in Las Vegas, Nevada (the “Hotel” or the “Property”). Commencing June 18, 2004, the operations, assets and liabilities of the Property are included in the Company’s financial statements.

Note 2 – THE ACQUISITION

On June 18, 2004, the Company completed the Acquisition of substantially all of the assets of LVH for $291 million, which included the purchase price of $280 million, a working capital adjustment of $6 million and professional fees and other expenses related to the acquisition of $5 million. The purchase and sale agreement dated December 24, 2003 included a provision whereby the purchase price of $280 million was subject to adjustment related to the working capital of LVH. The initial working capital adjustment of $6 million was determined based upon the preliminary closing balance sheet as of May 31, 2004. The final working capital adjustment was determined based upon the June 17, 2004 closing balance sheet. The working capital adjustment was finalized in the quarter ended September 30, 2004 and was determined to be $6.7 million. The Company therefore paid an additional $741,000 to Caesars in October 2004. The Acquisition has been accounted for as a purchase and, accordingly, the purchase price and working capital adjustment were allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of Acquisition. The estimated fair values of property were based upon a third-party valuation and management’s estimates.

The following proforma financial information for the Company has been prepared assuming the Acquisition had occurred on the first day of the year ended December 31, 2004 (in thousands, except unit data):

Net revenues	$234,414
Net loss	$(25,977)
Net loss per Class A membership, unit-basic	$(17.32)
Net loss per Class B membership, unit-basic	$(17.32)
Per membership, unit-diluted	$(17.32)

The unaudited proforma financial information for the year ended December 31, 2003 has not been presented. Management does not believe that such information would be meaningful since the Company was not formed until December 18, 2003.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO FINANCIAL STATEMENTS

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

Restricted Cash

The Company has on deposit $7.7 million and $27.6 million in various escrow accounts as of December 31, 2005 and 2004, respectively. The accounts segregate funds to be used solely for renovation projects, debt service or property taxes.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets as follows:

Building and improvements	15 to 40 years
Furniture, fixtures and equipment	5 to 7 years
Leasehold improvements	5 to 15 years

Maintenance, repairs and renewals that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains or losses on disposition of property and equipment are included in the statements of operations.

Management evaluates property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets exceeds their fair value in accordance with Financial Accounting Standards Board’s (“FASB’s”) Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets.” Impairment losses are recognized when estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition are less than their carrying amounts.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO FINANCIAL STATEMENTS

Capitalized Interest

The interest cost associated with major construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. During the year ended December 31, 2005, the Company capitalized approximately $563,000 of interest. There were no significant construction projects during the year ended December 31, 2004 and thus no interest was capitalized during this year.

Deferred Financing Costs

Deferred financing costs of $4.5 million relate to the Company’s Term Loan described in Note 6. The Company has commenced amortization of these costs since the closing of the Acquisition using the effective interest method. Amortization expense for the years ended December 31, 2005 and 2004 was $2.1 million and $1.2 million, respectively.

Casino Revenue and Promotional Allowances

Casino revenue is the aggregate of gaming wins and losses. Revenues are recognized net of certain sales incentives in accordance with the Emerging Issues Task Force (“EITF”) consensus in Issue 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” The Consensus in EITF 01-9 recognizes that sales incentives be recorded as a reduction of revenue and that points covered in point loyalty programs such as our slot club loyalty program must be recorded as a reduction of revenue. The Company recognizes incentives related to points earned in the slot-club loyalty program as a direct reduction of casino revenue. Industry practice has historically treated the retail value of accommodations, food and beverage, and other services furnished to hotel/casino guests without charge as promotional allowances. The estimated departmental cost of providing such promotional allowances is included primarily in casino operating expenses for the years ended December 31 as follows (in thousands):

	2005	2004
Food and Beverage	$12,454	$6,552
Rooms	3,771	2,163
Other	1,208	756

	$17,433	$9,471

The estimated retail value of such promotional allowances is included in operating revenues for the years ended December 31 is as follows (in thousands):

	2005	2004
Food and Beverage	$12,900	$6,563
Rooms	11,487	6,178
Other	1,486	765

	$25,873	$13,506

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO FINANCIAL STATEMENTS

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

Advertising Costs

Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program. Direct-response advertising consists primarily of production of mailers and mailing costs associated with the direct-mail programs. Advertising costs expensed during the years ended December 31, 2005 and 2004 were $4.8 million and $3.7 million, respectively.

Pre-opening Expenses

Pre-opening expenses representing primarily direct personnel and other costs incurred prior to the Acquisition were expensed as incurred.

Accounting for Derivative Instruments and Hedging Activities

The Company uses an interest rate cap (the “Cap”) to assist in managing interest cost being incurred on its Term Loan. The difference between amounts received and amounts paid under such agreements, as well as any fees, is recorded as a reduction of, or addition to, interest expense as incurred over the life of the Cap.

The Company has a policy aimed at managing interest rate risk associated with its current and anticipated future borrowings. This policy enables the Company to use any combination of interest rate swaps, futures, options, cap and similar instruments. To the extent the Company employs such financial instruments pursuant to this policy, and the instruments qualify for hedge accounting, they are accounted for as hedging instruments. In order to qualify for hedge accounting, the underlying hedged item must expose the Company to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce the Company’s exposure to market fluctuation throughout the hedge period. If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss in the period of change. The Company does not apply hedge accounting. Accordingly, net interest paid or received pursuant to the financial instrument is included as interest expense.

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

Subsequent to the closing of the Acquisition, the Company granted 0.167 options of Class A Units and 166,667 options of Class B Units to certain executives, in accordance with the Plan. The options have a 10 year life, vest over three to five years and were valued at $100 per unit in both classes at the date of grant.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO FINANCIAL STATEMENTS

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

For the Year Ended December 31,

(in thousands, except membership unit data)

	2005		2004
	CLASS A MEMBERSHIP UNITS	CLASS B MEMBERSHIP UNITS	CLASS A MEMBERSHIP UNITS	CLASS B MEMBERSHIP UNITS
Net loss	$—	$(8,599)	$—	$(20,343)
Stock-based compensation cost	—	(1,078)	—	(471)

Pro-forma net loss	$—	$(9,677)	$—	$(20,814)

Basic loss per membership unit	$—	$(5.73)	$—	$(13.56)
Stock-based compensation cost	—	(0.72)	—	(0.32)

Pro-forma basic loss per membership unit	$—	$(6.45)	$—	$(13.88)

Diluted loss per membership	$—	$(5.73)	$—	$(13.56)
Stock-based compensation cost	—	(0.72)	—	(0.32)

Pro-forma diluted loss per membership unit	$—	$(6.45)	$—	$(13.88)

The fair value of the option grant during 2004 was estimated on the date of grant using an appraisal of the value of the Company and its membership units. The fair value of the option grant was estimated to equal the option strike price on the date of grant.

As a result of the difference in the option agreements differing valuing models were used to value the options as of December 31, 2005. The estimated fair value of 15,000 options granted and outstanding as of December 31, 2005 was $17.08 per membership unit and was computed using the binomial lattice value method with the following weighted average assumptions: risk free interest rate of 2.9%; no expected dividend yields; and expected lives of 18 months. The estimated fair value of 41,688 options granted and outstanding as of December 31, 2005 was $27.73 per membership unit and was computed using the black scholes method with the following weighted average assumptions: risk free interest rate of 3.24%; no expected dividend yields; and expected lives of 30 months.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Shared-Based Payment”, which requires that the compensation costs relating to share-based payments transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured on fair value models of the equity or liability instruments issued. The Company currently disclosed pro forma compensation expense quarterly and annually by calculating the membership unit option grants’ fair value using the Black-Scholes or other valuation model and disclosing the impact on net (loss) and (loss) per membership unit in a note to the financial statements. Upon adoption, pro forma disclosure will no longer be an alternative. The table above reflects the estimated impact that such a change in accounting treatment would have had on our net (loss) and loss per membership unit if it had been in effect during the years ended December 31, 2005, 2004 and 2003. The Company will begin to apply FSAS No. 123R using the modified prospective method as of the interim reporting period beginning January 1, 2006 as provided by the Securities and Exchange Commission announcement on April 14, 2005 which amended the effective date.

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

Reclassifications

Certain amounts in the December 31, 2004 and 2003 financial statements have been reclassified to conform to the December 31, 2005 presentation. These reclassifications had no effect on the previously reported net loss.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO FINANCIAL STATEMENTS

Note 4 – ACCOUNTS RECEIVABLE, NET

Components of accounts receivable as of December 31 were as follows (thousands):

	2005	2004
Casino	$11,294	$5,879
Hotel	8,920	8,002
Other	577	550

	20,791	14,431
Less: allowance for doubtful accounts and discounts	(2,376)	(133)

	$18,415	$14,298

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

Note 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment as of December 31 consist of the following (in thousands):

	2005	2004
Land and land improvements	$153,982	$153,982
Building and improvements	109,425	104,669
Equipment, furniture, fixtures and leasehold improvements	50,660	41,133
Construction in progress	13,130	879

	327,197	300,663
Less: accumulated depreciation	(14,300)	(4,173)

	$312,897	$296,490

During the year ended December 31, 2005, approximately $563,000 of interest was capitalized. During the year ended December 31, 2004, the Company did not capitalize interest as there was no significant construction projects.

Note 6 – ACCRUED EXPENSES

Accrued expenses as of December 31 consist of the following (in thousands):

	2005	2004
Customer deposits	$5,255	$4,639
Payroll and related	11,869	11,125
Taxes and licenses	2,274	1,811
Casino related	11,174	5,926
License royalties	186	876
Interest	934	767
Other accruals	4,512	8,973

	$36,204	$34,117

Customer deposits relate to Casino front money, hotel, and banquet advance payments and are all due within one year.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO FINANCIAL STATEMENTS

Note 7 – LONG-TERM DEBT

On June 18, 2004 in connection with the consummation of the Acquisition, the Company entered into the Goldman Term Loan (the “Term Loan”). The Term Loan is for a principal amount of $200 million and is for an initial term of two (2) years with two one-year extensions. Interest on the Term Loan accrues at a rate of 6.50% plus the greater of (i) one-month LIBOR (which was 4.5% at December 31, 2005 and 2004 respectfully) or (ii) 1.5%. The Term Loan provides for no amortization during the term. The Term Loan is secured by a first priority deed of trust on the Property.

The Term Loan agreement required the Company to purchase an interest rate cap at the funding of the Term Loan for $769,000 with a LIBOR strike rate of 5% for the first two years of the Term Loan and an interest rate cap with a LIBOR strike rate of 6% for any extension periods. As of December 31, 2004, the interest rate cap was valued at $79,000 and the Company recorded a corresponding mark-to-market adjustment of $690,000, which is included in interest expense in the accompanying statement of operations. As of December 31, 2005, the interest rate cap was valued at $21,000. An additional $58,000 was included in interest expense during the year ended December 31, 2005.

The Company is currently exploring whether to refinance the Term Loan or extend the maturity date of the Term Loan.

Fair Value

Estimated fair values of the Company’s debt and related financial instruments as of December 31, are as follows (in thousands):

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan	$200,000	$200,000	$200,000	$200,000
Cap Agreement	$21	$21	$79	$79

The fair values of the Term Loan approximate its carrying amount based on the variable nature of the facilities. The fair value of the interest rate cap is based upon a quote from a broker.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO FINANCIAL STATEMENTS

Note 8 – REDEEMABLE MEMBERS’ INTERESTS

In connection with the closing of the Acquisition, the Company, Voteco, Co-Investment Voteco, Co-Investment Partners and Holdings entered into a Sale Right Agreement, dated June 18, 2004 (the “Sale Right Agreement”). Pursuant to the terms of Co-Investment Partners’ partnership agreement, at any time after May 23, 2008, Whitehall (a limited partner in Co-Investment Partners and an affiliate of Goldman Sachs & Co. and Archon Financial, L.P., the lender under the Goldman Term Loan) has the right to request that Co-Investment Partners purchase all of Whitehall’s interest in Co-Investment Partners at a purchase price determined by Whitehall. Pursuant to the Sale Right Agreement, upon receiving notice from Whitehall that it has exercised the sale right the Company must, within forty-five days elect to either (i) purchase Whitehall’s interest in Co-investment Partners or (ii) sell the Company in its entirety. If the Company elects not to purchase Whitehall’s interest, it must appoint Goldman Sachs & Co. as its sole and exclusive agent for a period of one year to seek to sell the Company at a price extrapolated from the price Whitehall established for its interest in Co-Investment Partners. In addition, on June 18, 2010, if the Company has not been sold pursuant to sale right above or otherwise, the Company shall appoint Goldman Sachs & Co. as its sole agent to seek to sell the Company at the best price obtainable. For purposes of the diluted membership unit calculation, it is assumed that the redemption of Whitehall’s interest or sale of the property will be consummated at fair value.

Note 9 – MEMBERSHIP INTERESTS

In connection with and immediately prior to the Acquisition, the Company issued Class A Membership Units (“Class A Units”) to Co-Investment Voteco and Voteco on a pro rata basis in proportion to the equity contributions made by each entity. In addition, the Company issued Class B Membership Units (“Class B Units” and together with the Class A Units, the “Membership Units”) to Co-Investment Partners and to Holdings, on a pro rata basis in proportion to the equity contributions made by each entity. All of these entities are existing affiliates of the Company.

As of December 31, 2005 and 2004, Voteco owns 0.60 Class A Units and Co-Investment Voteco owns 0.90 Class A Units. In addition, as of December 31, 2005 and 2004, Holdings owns 600,000 Class B Units and Co-Investment Partners owns 900,000 Class B Units. Prior to the closing of the Acquisition, the Company executed the Operating Agreement. Pursuant to the Operating Agreement, holders of Class A Units are entitled to one vote per unit in all matters to be voted on by voting members of the Company. Holders of Class B Units are not entitled to vote, except as otherwise expressly required by law.

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

At the time of the closing of the Acquisition, the Company executed: (1) Transfer Restriction Agreement by and among Thomas J. Barrack, Jr. (“Barrack”), Nicholas L. Ribis (“Ribis”), Co-Investment Partners and Co-Investment Voteco (the “Co-Investment Transfer Restriction Agreement”) and (2) Transfer Restriction Agreement by and among Mr. Barrack, Voteco and Holdings (the “Voteco Transfer Restriction Agreement”).

The Company’s Class A Units issued to Co-Investment Voteco are subject to the Co-Investment Transfer Restriction Agreement, which provides, among other things, that:

•	Co-Investment Partners has the right to acquire Class A Units from Co-Investment Voteco on each occasion that Class B Units held by Co-Investment Partners would be transferred to a proposed purchaser who, in connection with such proposed sale, has obtained all licenses, permits, registrations, authorizations, consents, waivers, orders, findings of suitability or other approvals required to be obtained from, and has made all findings, notices or declarations required to be made with, all gaming authorities under all applicable gaming laws;

•	A specific purchase price, as determined in accordance with the Co-Investment Transfer Restriction Agreement, will be paid to acquire the Class A Units from Coinvestment Voteco; and

•	Co-Investment Voteco will not transfer ownership of Class A Units owned by it except pursuant to such option of Co-Investment Partners.

The Company’s Class A Units issued to Voteco are subject to the Voteco Transfer Restriction Agreement, which provides, among other things, that:

•	Holdings has the right to acquire Class A Units from Voteco on each occasion that Class B Units held by Holdings would be transferred to a proposed purchaser who, in connection with such proposed sale, has obtained all licenses, permits, registrations, authorizations, consents, waivers, orders, findings of suitability or other approvals required to be obtained from, and has made all findings, notices or declarations required to be made with, all gaming authorities under all applicable gaming laws;

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO FINANCIAL STATEMENTS

•	A specific purchase price, as determined in accordance with the Voteco Transfer Restriction Agreement, will be paid to acquire the Class A Units from Voteco; and

•	Voteco will not transfer ownership of Class A Units owned by it except pursuant to such option of Holdings.

It is currently anticipated that any future holders of the Company’s Membership Units will become a party to the Operating Agreement.

Note 10 – EMPLOYEE BENEFIT PLAN

Participation in the Colony Resorts 401(k) employee savings plan is available for all full time employees. The savings plan allows participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. The Company matches 50% of the first 6% of employee contributions, up to a maximum of 3% of participating employee’s eligible gross wages. For the years ended December 31, 2005 and 2004, matching contributions expensed under the savings plan were $773,000 and $309,000 respectively.

Employees of the Company who are members of various unions are covered by union-sponsored, collective bargained, multiemployer health and welfare and defined benefit pension plans. The Company recorded expenses of $8.6 million for the year ended December 31, 2004 related to these plans and $17.3 million for the year ended December 31, 2005. The plan’s sponsors have not provided sufficient information to permit the Company to determine its share of unfunded vested benefits, if any.

Note 11 – RELATED PARTY TRANSACTIONS

Colony VI funded the escrow deposit and deferred financing costs and paid certain expenses related to the Company’s operations during the period from December 18, 2003 (inception) through June 17, 2004. At the completion of the Acquisition, these advances were converted to members’ equity.

In 2005, the Company paid certain expenses on behalf of Resorts International Holdings, Inc, (“RIH”), a company affiliated through common ownership. The advances were recorded in other receivables as of December 31, 2005 and were fully repaid in 2006.

The Company entered into a Services Agreement, Joint Services Agreement and Joint Marketing Agreement with Resorts International Hotel, Inc. (“Resorts”) an affiliate of the Company (through common control) on June 18, 2004. On April 25, 2005, these agreements were amended and restated to add RIH Resorts, LLC, an affiliate of the Company (through common capital), as a party to the agreements. These agreements provide for an initial term of three years with automatic one year renewal periods. The agreements provide that the Company and Resorts will cooperatively develop and implement joint services and marketing programs.

The Company provides and/or receives services from affiliated companies. The total net value of services received from the affiliated companies was approximately $1.8 million for the year ended December 31, 2005 and $376,000 for the year ended December 31, 2004.

Note 12 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has entered into a Vice Chairman’s agreement and employment agreements, as amended, with several executives. The employment agreements have initial terms of six months to five years and some are subject to one-year extensions. The employment agreements provide that the executives will receive a base salary with either mandatory increases or annual adjustments and annual bonus payments.

In addition, under the Vice Chairman’s agreement, the Company granted the Vice Chairman an option to purchase 0.125 Class A and 125,000 Class B Membership Units. The employment agreements provided that the Company grant certain executives options

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO FINANCIAL STATEMENTS

to purchase the Company’s Class A Units and Class B Units that are issued and outstanding as of the date on which the Acquisition was completed. The Options were granted under the 2004 Incentive Plan adopted by the Company. Depending on the terms of the employment agreement, executives were granted options to purchase 0.5% to 7.5% of the Membership Units.

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

Retail Management Agreement

During 2004, the Company entered into a retail management agreement with Caesars, in which Caesars operated the retail operations of the Company. The Company received 17.5% of the revenue less certain cost and expenses. The agreement expired on February 3, 2005 and the Company started operating the retail outlets independent of Caesars.

Environmental

An independent environmental consultant performed a Phase I environmental site assessment in accordance with the American Society for Testing and Materials (“ASTM”) standards on the Las Vegas Hilton property in December 2003. This assessment involved visual inspection, interviews with site personnel, review of certain publicly available records and preparation of a written report. The assessment did not include any testing of soil or groundwater at the property. According to certain historical data integrated into the Phase I report, in 2000 it was discovered that there is a plume of tetrachloroethene in the groundwater and the property was listed as a leaking underground storage tank site. The contamination is believed to originate from an off-site source, but the source has not yet been identified. To date, the Nevada Division of Environmental Protection has not required any additional investigation at the property. The Phase I report states that levels of tetrachloroethene and total petroleum hydrocarbons in the groundwater beneath the property in 2000 exceeded certain limits allowed under a National Pollutant Discharge Elimination System permit. The Phase I report indicates that the allowable levels have been exceeded in the past and a treatment system is needed to ensure compliance with applicable requirements. The Company believes the proper filtration system required for the dewatering pumps has been installed at an annual operating cost of $45,000. The Phase I report also identified asbestos-containing materials at the Hotel. The Company expects to manage these materials pursuant to an operations and maintenance program.

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

Litigation

In the normal course of business, the Company is subject to various litigation, claims and assessments. The Company is not currently a party to any material litigation and, it is not aware of any action, suit or proceedings against it that has been threatened by any person.

Note 13 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Net Revenues	Operating Income (loss)	Net Income (loss)	Net income (loss) applicable to membership units	Diluted loss per membership unit
	(amounts in thousands, except per share amounts)
Year ended December 31, 2005
First quarter	$72,657	$10,590	$5,657	$5,657	$3.77
Second quarter	62,755	5,094	(188)	(188)	(0.13)
Third quarter	58,654	(1,720)	(6,985)	(6,985)	(4.66)
Fourth quarter	58,824	(1,690)	(7,083)	(7,083)	(4.71)

Year ended December 31, 2004
First quarter (a)	$—	$(1,902)	$(1,902)	$(1,902)	$(1.27)
Second quarter (b)	7,259	(5,650)	(6,271)	(6,271)	(4.18)
Third quarter	53,684	(1,195)	(5,465)	(5,465)	(3.64)
Fourth quarter	56,275	(838)	(6,705)	(6,705)	(4.47)

Year ended December 31, 2003
Fourth quarter (c)	$—	$(412)	$(412)	$—	$—

(a)	There were no operations in the first quarter of 2004, as the Company was in the process of completing the Acquisition. Membership units had not been unitized as of December 31, 2005.
(b)	The Acquisition was completed on June 18, 2004 and the Company took over operations of the Hotel on this date.
(c)	The Company was formed on December 18, 2003 for the purpose of acquiring substantially all of the assets and assuming certain liabilities of the Las Vegas Hilton. Membership Units had not been unitized at December 31, 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To LVH Corporation:

We have audited the accompanying statements of operations and accumulated deficit and of cash flows of LVH Corporation (a wholly owned subsidiary of Caesars Entertainment, Inc.) for the period from January 1, 2004 through June 17, 2004 and for the year ended December 31, 2003. These financial statements are the responsibility of LVH Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of LVH Corporation for the period from January 1, 2004 through June 17, 2004 and for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

Las Vegas, Nevada

October 12, 2004

LVH CORPORATION

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

(In Thousands)

FOR THE PERIOD FROM JANUARY 1, 2004 THROUGH JUNE 17, 2004

AND THE YEAR ENDED DECEMBER 31, 2003

	2004	2003
Revenues
Casino	$38,471	$75,864
Rooms	42,919	72,686
Food and beverage	26,106	47,396
Other revenue	9,700	18,065

	117,196	214,011

Expenses
Casino	25,796	54,639
Rooms	12,738	25,929
Food and beverage	24,932	49,105
Other expense	5,021	11,501
General and administrative	30,295	63,609
Depreciation and amortization	8,741	18,190
Management fee to parent	3,567	6,563

	111,090	229,536

Operating income (loss)	6,106	(15,525)
Interest income	—	—

Net income (loss)	6,106	(15,525)
Accumulated deficit, beginning of period	(214,036)	(198,511)

Accumulated deficit, end of period	$(207,930)	$(214,036)

See notes to financial statements.

LVH CORPORATION

STATEMENTS OF CASH FLOWS

(In Thousands)

FOR THE PERIOD FROM JANUARY 1, 2004 THROUGH JUNE 17, 2004

AND THE YEAR ENDED DECEMBER 31, 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,106	$(15,525)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,741	18,190
Provision for bad debts	(375)	(1,678)
Other	32	235
Change in working capital components:
Accounts receivable	12,021	(7,972)
Inventories, prepaid expenses and other current assets	(1,228)	173
Accounts payable and accrued expenses	(18,945)	9,697

Net cash provided by operating activities	6,352	3,120

CASH FLOWS USED IN INVESTING ACTIVITIES-Additions to property and equipment	(2,998)	(11,434)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES-Change in due to affiliated companies	(6,139)	5,798

Decrease in cash and equivalents	(2,785)	(2,516)
Cash and equivalents at beginning of period	12,734	15,250

Cash and equivalents at end of period	$9,949	$12,734

See notes to financial statements.

LVH CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM JANUARY 1, 2004 THROUGH JUNE 17, 2004

AND THE YEAR ENDED DECEMBER 31, 2003

1. BASIS OF PRESENTATION AND OPERATIONS

The accompanying financial statements present the accounts of LVH Corporation (the “Company” or “LVH”). The Company is a wholly owned indirect subsidiary of Caesars Entertainment, Inc. (“Caesars” or the “Parent”). The accompanying financial statements have been prepared from the separate records maintained by the Company and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Company had been operated as an unaffiliated company.

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

Under the terms of the agreement, Colony purchased most the assets of the Company, and assumed certain related current liabilities. The aggregate consideration was adjusted for changes in net working capital. In addition, certain gaming devices leased from a wholly owned subsidiary of Caesars (as discussed in Note 4) were included in the assets sold to Colony.

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

AND THE YEAR ENDED DECEMBER 31, 2003

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

Self-Insurance—LVH is self-insured for various levels of general liability, workers’ compensation, and non-union employee medical and life insurance coverage. Self-insurance reserves are estimated based on LVH’s claims experience.

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

The revenue components presented in the statements of operations exclude the retail value of rooms, food and beverage, and other goods or services provided to customers on a complimentary basis. Complimentary revenues which have been excluded from the accompanying statements of operations are as follows:

	2004	2003
	(in thousands)
Rooms	$4,707	$9,575
Food and beverage	5,306	9,984
Other revenue	682	1,205

Total complimentary revenues	$10,695	$20,764

LVH CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE PERIOD FROM JANUARY 1, 2004 THROUGH JUNE 17, 2004

AND THE YEAR ENDED DECEMBER 31, 2003

The estimated departmental costs of providing these complimentaries are classified in the statements of operations as an expense of the department issuing the complimentary, primarily the casino department, and are as follows:

	2004	2003
	(in thousands)
Rooms	$1,401	$3,534
Food and beverage	4,785	9,269
Other expense	635	1,235

Total cost of promotional allowances	$6,821	$14,038

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

AND THE YEAR ENDED DECEMBER 31, 2003

3. INCOME TAXES

LVH is included in the consolidated federal income tax return of Caesars. Accordingly, the current federal tax liability or benefit resulting from the taxable income or loss generated by LVH is recognized by Caesars in its consolidated federal tax return.

The income tax provision (benefit) for the period ended June 17, 2004 and the year ended December 31, 2003 are as follows:

	2004	2003
	(in thousands)
Deferred federal provision (benefit)	$1,724	$(5,758)
Valuation allowance	(1,724)	5,758

Total	$—	$—

A reconciliation of LVH’s income tax provision (benefit) as compared to the benefit calculated by applying the federal statutory rate (35%) is as follows for the period ended June 17, 2004 and the year ended December 31, 2005:

	2004	2003
	(in thousands)
Computed expected income tax provision (benefit)	$2,137	$(5,434)
General business credits differential	(436)	(340)
Other	23	16
Valuation allowance	(1,724)	5,758

Total	$—	$—

LVH CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE PERIOD FROM JANUARY 1, 2004 THROUGH JUNE 17, 2004

AND THE YEAR ENDED DECEMBER 31, 2003

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

4. RELATED PARTY TRANSACTIONS

Caesars

LVH has ongoing related party transactions with Caesars and certain other wholly owned subsidiaries of Caesars, most of which are transacted at amounts which approximate “cost” rather than market rates for similar transactions with companies outside the controlled group. Caesars allocates certain common expenses to LVH, which are described below. These costs were allocated based on LVH’s proportionate usage of these services, using methods the management believes are reasonable and appropriate, such as number of employees, room reservations booked and actual usage. Certain expenses are not necessarily indicative of what would have existed if LVH had operated as a stand alone Company. A description of the primary related party transactions that have been accounted for in the books and records of LVH is as follows:

LVH leases gaming devices from a wholly owned subsidiary of Caesars. Lease expense for such gaming devices pursuant to these lease agreements totaled approximately $353,000 and $823,000 for the period ended June 17, 2004 and for the year ended December 31, 2003, respectively.

Employees of LVH are eligible to participate in a 401(k) savings plan sponsored by Caesars (the “Plan”) after meeting certain age and length of employment requirements. Caesars remits all payroll deductions, employer matching and administrative expenses to the trustee of the Plan. These charges totaled approximately $2,164,000 and $4,002,000 for the period ended June 17, 2004 and for the year ended December 31, 2003 respectively.

Certain executive level employees of LVH are eligible to participate in a deferred compensation plan sponsored by Caesars and remits all payroll deductions, employer matching and administrative expenses to the trustee of the deferred compensation plan. These charges totaled approximately $524,000 and $705,000 for the period ended June 17, 2004 and for the year ended December 31, 2003, respectively.

Medical benefits for employees of LVH as well as certain other employee related benefits such as a wellness center, employee assistance program and health fairs are provided and funded by Caesars. Charges for these items totaled approximately $4,160,000 and $6,595,000 for the period ended June 17, 2004 and for the year ended December 31, 2003, respectively.

LVH is included with Caesars and its other domestic subsidiaries for general liability, workers’ compensation, theft, errors and omissions and other insurance purposes. Costs for the self-insured general liability and workers’ compensation programs are allocated to Caesars’ subsidiaries based upon actual claim data and costs for the other coverage are allocated to Caesars’ subsidiaries based on relative premium by subsidiary. Insurance costs allocated to LVH totaled approximately $793,000 and $2,350,000 for the period ended June 17, 2004 and for the year ended December 31, 2003, respectively.

LVH CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE PERIOD FROM JANUARY 1, 2004 THROUGH JUNE 17, 2004

AND THE YEAR ENDED DECEMBER 31, 2003

Caesars and other wholly owned subsidiaries of Caesars provide marketing and advertising services for LVH. Included in these costs are the costs of advertising for LVH in various media outlets and direct marketing efforts to certain patrons. Marketing and advertising costs allocated to LVH totaled approximately $297,000 and $1,220,000 for the period ended June 17, 2004 and for the year ended December 31, 2003, respectively.

Caesars and other wholly owned subsidiaries of Caesars provide various support services for LVH. Included in these services are accounts payable, call center, collections, human resources, payroll, public relations, purchasing and race and sports book administration. Support services costs allocated to LVH totaled approximately $1,145,000 and $2,084,000 for the period ended June 17, 2004 and for the year ended December 31, 2003, respectively.

Wholly owned subsidiaries of Caesars provide various services for LVH. Included in these services are food preparation, laundry, dry cleaning and other professional services. Service costs allocated to LVH totaled approximately $2,816,000 and $6,057,000 for the period ended June 17, 2004 and for the year ended December 31, 2003, respectively.

LVH utilizes the facilities of other wholly owned subsidiaries of Caesars as a marketing mechanism for certain patrons, including Cascata, the Caesars owned golf course. Costs allocated to LVH totaled approximately $93,000 and $274,000 for the period ended June 17, 2004 and for the year ended December 31, 2003, respectively.

LVH and other wholly owned subsidiaries of Caesars buy and sell tickets to various events to be distributed to certain patrons as well as host events attended by patrons of other Caesars’ hotels and casinos. The net amount of such purchases and sales was an expense of approximately $422,000 and $474,000 for the period ended June 17, 2004 and for the year ended December 31, 2003, respectively.

Certain significant construction projects are managed through Caesars. Caesars purchases the materials and manages the construction process, charging LVH the total cost of both the materials and labor. The total amount of such costs was approximately $363,000 and $4,278,000 for the period ended June 17, 2004 and for the year ended December 31, 2003, respectively.

Caesars funds postage costs to the third party vendor as well and charging such postage costs to LVH. Postage costs allocated to LVH totaled approximately $265,000 and $470,000 for the period ended June 17, 2004 and for the year ended December 31, 2003, respectively.

LVH and other wholly owned subsidiaries of Caesars share race and sports book revenues and the gaming taxes associated with such revenues based upon race and sports book handle. In conjunction with this revenue sharing, LVH recorded a net benefit (expense) of approximately $(1,219,000) and $2,433,000 for the period ended June 17, 2004 and for the year ended December 31, 2003, respectively.

Caesars and other wholly owned subsidiaries of Caesars provide various support services and products for sale in LVH’s retail outlets. The costs for such products and support services allocated to LVH totaled approximately $1,200,000 and $2,253,000 for the period ended June 17, 2004 and for the year ended December 31, 2003, respectively.

LVH receives a credit from Caesars for commissions on ATM and cash advance transactions as well as rebates associated with LVH purchases. The credits allocated to LVH totaled approximately $739,000 and $1,333,000 for the period ended June 17, 2004 and for the year ended December 31, 2003, respectively.

LVH CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE PERIOD FROM JANUARY 1, 2004 THROUGH JUNE 17, 2004

AND THE YEAR ENDED DECEMBER 31, 2003

Caesars receives a management fee for services provided to LVH by the Parent that is based upon certain operating results. The services provided to LVH by the Parent include centralized information technology, internal audit, risk management, legal and other administrative functions. The fee charged totaled approximately $3,567,000 and $6,563,000 for the period ended June 17, 2004 and for the year ended December 31, 2003, respectively.

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

LVH pays a franchise fee for the rights to use the Hilton trade name. Franchise fees paid to Hilton pursuant to the franchise fee agreement totaled approximately $1,160,000 the period ended June 17, 2004 and $2,500,000 for the year ended December 31, 2003.

LVH pays a fee for the right to be included in the Hilton group and convention marketing literature and program. Group and convention marketing fees paid to Hilton totaled approximately $424,000 and $710,000 for the period ended June 17, 2004 and for the year ended December 31, 2003, respectively.

LVH pays a fee for the usage of a centralized reservations system. Reservations fees paid to Hilton totaled approximately $112,000 and $322,000 for the period ended June 17, 2004 and for the year ended December 31, 2003, respectively.

LVH pays a fee for the HHonors™ customer loyalty program. HHonors™ fees paid to Hilton totaled approximately $272,000 and $522,000 for the period ended June 17, 2004 and for the year ended December 31, 2003, respectively. LVH receives a fee from Hilton when a patron utilizes their HHonors™ points at the Property. HHonors™ fees received from Hilton totaled approximately $514,000 and $1,017,000 for the period ended June 17, 2004 and for the year ended December 31, 2003, respectively.

5. COMMITMENTS AND CONTINGENCIES

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

Contracts

Pursuant to agreements between LVH and Paramount Parks, Inc. (“Paramount”), under which Paramount operates a themed simulation ride attraction at the Property called Star Trek: The Experience (the “Attraction”). LVH recorded net expense of approximately $174,000 and $1,375,000 for the period ended June 17, 2004 and for the year ended December 31, 2003, respectively.

LVH CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE PERIOD FROM JANUARY 1, 2004 THROUGH JUNE 17, 2004

AND THE YEAR ENDED DECEMBER 31, 2003

In addition, LVH paid approximately $171,000 and $1,112,000 for the period ended June 17, 2004 and for the year ended December 31, 2003, respectively, toward advertising making reference to the Attraction. Effective January 1, 2004, the agreements were amended to eliminate the annual payments to Paramount, eliminate the annual Star Trek advertising, except for approximately $250,000 to be paid in 2004, and required LVH to provide $2,000,000 to be used for improvements to the Attraction, which LVH paid to Paramount in December 2003.

Other

LVH is obligated under other contracts for various items such as advertising, equipment maintenance and employment.

The following is a schedule of future minimum commitments under noncancellable contacts as of June 17, 2004 (in thousands):

2004	$1,894
2005	1,348
2006	292
2007	38
2008	25
Thereafter	25

Total	$3,622

6. QUARTERLY INFORMATION (UNAUDITED)

	Net revenues	Operating income (loss)	Income (loss) before income taxes and change in accounting principle	Net income (loss) applicable to common stock	Diluted earnings (loss) per common share
	(amounts in thousands, except per share amounts)
For the Period ended June 17, 2004
First quarter	$66,921	$6,763	$6,763	$6,763	$—
Second quarter	50,275	(657)	(657)	(657)	—

ITEM 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.—CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s Chief Executive Officer and its Executive Vice President, Finance (its principal financial officer) have evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) of the Company as of December 31, 2005 and have concluded that they are effective within the reasonable assurance threshold described above.

b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10.—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company as of December 31, 2005 are as follows:

NAME	AGE	POSITION
Thomas J. Barrack, Jr.	58	Chairman of the Board
Nicholas L. Ribis	60	Vice-Chairman of the Board
Rodolfo Prieto	61	Chief Executive Officer and General Manager
Robert Schaffhauser	59	Executive Vice President, Finance
Kenneth M. Ciancimino	44	Executive Vice President, Administration
Gonzalo De Varona	42	Vice President of Casino Marketing
Thomas E. Page	46	Senior Vice President, Sales
Clive S. Cummis	77	Director

THOMAS J. BARRACK, JR. has served as a Manager and Board Member of the Company since its formation. Mr. Barrack also holds a majority membership interest in Coinvestment Voteco and all of the membership interests in Voteco. Mr. Barrack has served as Chairman and Chief Executive Officer of each of Colony Capital, LLC (“Colony Capital”) and Colony Advisors, LLC (“Colony Advisors”) since their organization in August 1992 and September 1991, respectively. Colony Capital and Colony Advisors are international real estate investment and management firms. Mr. Barrack is a Director of Continental Airlines, Inc., a commercial airline and First Republic Bank, a full-service private banking, investment management and trust services company. Mr. Barrack is also a Director of Colony RIH Holdings, Inc. and Resorts International Hotel & Casino, Inc., which own and operate Resorts Atlantic City, a casino hotel in Atlantic City, New Jersey. Mr. Barrack also serves as a Director of RIH Resorts, LLC., which owns and operates casino hotels in Atlantic City, New Jersey, Tunica Mississippi and East Chicago, Indiana.

NICHOLAS L. RIBIS has served as a Manager and Board Member of the Company since its formation. Mr. Ribis currently is the Vice Chairman of Colony RIH Holdings, Inc. and Vice Chairman of Resorts International Hotel & Casino, Inc., which own and operate Resorts Atlantic City, a casino hotel in Atlantic City, New Jersey. Mr. Ribis is also currently serving as Vice Chairman of RIH Resorts, LLC, which owns and operates casino hotels in Atlantic City, New Jersey, Tunica, Mississippi and East Chicago, Indiana. Mr. Ribis served as President, Chief Executive Officer and director of Trump Hotels and Casino Resorts from 1995 to 2000. Trump Hotels and Casino Resorts engages in investments in real estate and gaming facilities. From January 1993 to January 1995, Mr. Ribis was Chairman of the Casino Association of New Jersey, and has served for seven years on the board of trustees of the CRDA.

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

CLIVE S. CUMMIS has served as a Director of the Company since June 18, 2004. Since 1971, Mr. Cummis has been a partner with Sills Cummis Epstein & Gross P.C. in Newark, New Jersey and has served as Chairman Emeritus since 2002. Since 1998, Mr. Cummis has served as a director of Caesars Entertainment, Inc., a publicly held company, and as vice chairman of the board since 2000. Mr. Cummis also served as Executive Vice President, Law and Corporate Affairs and Secretary of Caesars Entertainment, Inc. from 1998 until 2001. Mr. Cummis received a B.A. in General Studies from Tulane University in 1949, a J.D. from the University of Pennsylvania Law School in 1952 and a LL.M. in Administrative Law and Public Policy from New York University Law School in 1959.

Pursuant to the terms of his employment agreement, Mr. Prieto will serve for an initial term of five years with the possibility of one year renewals after the initial term. The employment agreements for Messrs. Schaffhauser, Ciancimino and De Varona are for an initial term of three years and Messrs. Schaffhauser and Ciancimino’s employment agreements are subject to one-year extensions. Mr. Page is an employee at will. See “Item 13: Certain Relationships and Related Transactions”.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company or written representations that any such reports were timely filed or that no such reports were required, during the year ended December 31, 2005, all Section 16(a) filing requirements applicable to its executive officers, directors, and greater-than-10% beneficial owners were satisfied.

Code of Ethics

During the year ended December 31, 2004 the Company adopted a Code of Ethics that is included as Exhibit 14.1 to this Annual Report on Form 10-K.

ITEM 11.—EXECUTIVE COMPENSATION

The following table sets forth the cash compensation expected to be paid by the Company for services to the Chief Executive Officer and to each of the other most highly compensated executive officers of the Company who have entered into employment or service agreements with the Company as of June 18, 2004, and whose cash compensation exceeded $100,000 during the year ended December 31, 2005 (the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

				Long-Term Compensation Awards
		Annual Compensation		Securities Underlying Options (#)
Name and Principal Positions	Year	Salary ($)(1)	Bonus ($)	Class A Units	Class B Units		All Other Compensation ($)
Rodolfo Prieto Chief Executive Officer and General Manager	2005	$689,582	$238,342.025		25,000		$60,415	(3)(4)
Nicholas Ribis Vice Chairman	2005	$600,000	—	.125	125,000
Robert Schaffhauser Executive Vice President, Finance	2005	$317,708	$110,004.0085		8,333.5	(2)	$9,000	(3)
Kenneth M. Ciancimino Executive Vice President, Administration	2005	$284,785	$108,737.0085		8,333.5	(2)	$9,000	(3)
Gonzalo De Varona Vice President of Casino Marketing	2005	$220,000	$44,002	—	—		$2,475
Thomas E. Page Senior Vice President—Sales	2005	$208,075	$35,875	—	—		$900

(1)	The amounts represent the annual base salary for each Named Executive Officer for 2005.
(2)	Certain Named Executive Officers received an option to purchase the percentage of the Company’s Membership Units noted in the table that are issued and outstanding as of the closing of the Acquisition, subject to the terms of the Named Executive Officer’s employment agreement and the equity compensation plan put in place by the Company.
(3)	Each Named Executive Officer receives a car allowance of $750 per month in accordance with their employment agreements.
(4)	This amount includes a $750 per month car allowance and a $51,415 life insurance premium paid by the Company on behalf of Mr. Prieto.

Employee Benefit Plan

2004 Incentive Plan

In connection with the closing of the Acquisition, on June 18, 2004, the Company’s board of members (the “Board”) approved the Company’s 2004 Incentive Plan. As of June 18, 2004 the Company had a total of 0.167 Class A Units and 166,667 Class B Units reserved for issuance under the plan. As of June 18, 2004, the Company had outstanding options to purchase an aggregate of 0.167 Class A Units and 166,667 Class B Units, each at a exercise price of $100 per unit.

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

					Long-Term Compensation Awards Securities Underlying Options (#)
Name of Beneficial Owner	Class A Units Beneficially Owned	Percent of Class A Units	Class B Units Beneficially Owned	Percent of Class B Units	Class A Units		Class B Units
Colony Resorts LVH Voteco, LLC(1)	0.60	40%	—	—	—		—
Colony Resorts LVH Coinvestment Voteco, LLC(1)	0.90	60%	—	—	—		—
Colony Resorts LVH Holdings, LLC(1)	—	—	600,000	40%	—		—
Colony Resorts LVH Co-Investment Partners, L.P.(1)	—	—	900,000	60%	—		—
Thomas J. Barrack, Jr.(2)	1.5	100%	1,500,000	100%	—		—
Nicholas L. Ribis(3)	0.015	1%	15,000	1%	.025	(4)	25,000
Rodolfo Prieto	—	—	—	—	.125	(4)	125,000
Robert Schaffhauser	—	—	—	—	.0085	(4)	8,333.5
Kenneth M. Ciancimino	—	—	—	—	.0085	(4)	8,333.5
All board members and executive officers as a group (7 persons)	1.5	100%	1,500,000	100%	—		—

(1)	The principal address of Colony Resorts LVH Voteco or, Voteco, Colony Resorts LVH Coinvestment Voteco, LLC, or Coinvestment Voteco, Colony Resorts LVH Holdings, LLC, or Holdings, and Colony Resorts LVH Co-Investment Partners, L.P., or Co-Investment Partners, is 1999 Avenue of the Stars, Suite 1200, Los Angeles, California 90067.
(2)	Mr. Barrack is the sole member of Voteco and the controlling member of Coinvestment Voteco and thereby is deemed to have beneficial ownership of the Class A Units owned by Voteco and Coinvestment Voteco. Mr. Barrack and Mr. Ribis are the members and managers of Coinvestment Voteco. As all decisions regarding the power to vote or dispose of the Class A Units are controlled Mr. Barrack, Mr. Ribis is not deemed to have beneficial ownership of the Class A Units held by Coinvestment Voteco. Mr. Barrack is also deemed to have beneficial ownership of the Class B Units owned by Holdings and Co-Investment Partners.
(3)	Pursuant to an agreement with Voteco and Holdings, Mr. Ribis has the right to acquire 0.015 Class A Units and 15,000 Class B Units from Voteco and Holdings, respectively.
(4)	Each Named Executive Officer received an option to purchase the percentage of the Company’s Membership Units noted in the table that are issued and outstanding as of the closing of the Acquisition, subject to the terms of each Named Executive Officer’s employment agreement and the equity compensation plan put in place by the Company.

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

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The Company entered into an employment agreement and a letter agreement with Mr. Prieto for a five-year term, with one-year renewals after the completion of the initial five-year term and the Company entered into an additional letter agreement with Mr. Prieto in connection with the closing of the Acquisition. Mr. Prieto received a base salary of $650,000 during 2004, and his base salary will increase by $50,000 each year during the following three years of the initial term, and shall not be less than $800,000 in the fifth year of the term. As an inducement to enter into the employment agreement, Mr. Prieto received a signing bonus of $130,000, which was paid shortly after the completion of the Acquisition. Mr. Prieto participates in the Company’s annual bonus plan, which provides for the payment of annual bonus awards based on the achievement of performance goals established by the Company’s Board; provided, that Mr. Prieto’s annual bonus payment shall not be less than $100,000 in any year during the term of his employment. Mr. Prieto is also eligible to receive a cash payment of up to $350,000, if he is employed by the Company on February 26, 2007, to compensate Mr. Prieto for stock options forfeited by him in connection with the termination of his employment with his previous employer. The actual amount of such payment will be based on the closing price of the stock of his former employer on such date. Mr. Prieto is eligible to participate in the Company’s medical, dental, retirement and other standard benefit plans maintained by the Company. In addition, the Company will fund up to $55,415 annually for the premium payments associated with maintaining a whole-life insurance policy for the benefit of Mr. Prieto.

After the effective date of the Registration Statement, Mr. Prieto was granted an Option to purchase 1.5% of the Company’s Class A Units and Class B Units that are issued and outstanding as of the date on which the Acquisition is completed. Pursuant to the terms of the Option, the Class A Units and Class B Units will be purchasable at a price equal to the fair value of the units as of the date on which the Acquisition is completed, as determined by the Company’s Board. Subject to Mr. Prieto’s continued employment with the Company, the Class A Units and Class B Units subject to the Option shall vest as to 33.33% of the total number of Class A Units and Class B Units awarded on each of the first three anniversaries of the date on which the Option was granted. The Option was granted pursuant to the Company’s 2004 Incentive Plan, and is subject to such other terms and conditions determined by the Company.

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

The Company has also entered into employment agreements and letter agreements with Messrs. Schaffhauser, Ciancimino and an employment agreement with Mr. De Varona. The Company assumed Mr. Page’s contract with LVH, yet modified it with an addendum that shortened the term and increased the salary. The employment agreements for Messrs. Schaffhauser, Ciancimino, and De Varona are for an initial term of three years and Messrs. Schaffhauser and Ciancimino’s employment agreements are subject to one-year extensions. Mr. Page’s employment agreement expired on December 31, 2004. Mr. Page is currently an employee at will. The executives will receive base salaries of $300,000, $270,000, $220,000 and $205,000, respectively, which may be subject to annual adjustments. Messrs. Schaffhauser, Ciancimino, De Varona and Page will participate in the Company’s annual bonus plan and receive awards, if any, based on the achievement of performance goals established by the Company’s Board. The executives are eligible to participate in the Company’s medical, dental, retirement and other standard benefit plans maintained by the Company. The Company will pay the full cost of the premiums associated with Mr. Ciancimino’s coverage under the Company’s group medical plan during his term of employment.

In the event of a termination of employment by the Company without cause, the terminated executive would be entitled to receive a severance payment equal to the executive’s base salary for the remainder of the unexpired term and continued participation in the Company’s medical plan for a period of not more than 6 months.

Messrs. Schaffhauser, Ciancimino, De Varona and Page are also bound by certain restrictive covenants following termination of employment. Each executive is prohibited from competing against the Company for a period of 6 months, should the executive voluntarily terminate his employment or the Company terminates the executive’s employment for cause. Also, each executive is prohibited from soliciting the Company’s employees and clients for one year following termination of employment for any reason.

Concurrently with the closing of the Acquisition, Messrs. Schaffhauser and Ciancimino were each granted an Option to purchase 0.5% of the Company’s Class A Units and 0.5% of the Company’s Class B Units that are issued and outstanding as of the date on which the Acquisition is completed. Pursuant to the terms of the Option, the Class A Units and Class B Units will be purchasable at a price equal to the fair value of the units as of the date on which the Acquisition is completed, as determined by the Company’s Board. Additionally, the option agreements pursuant to which Messrs. Schaffhauser and Ciancimino will each receive an option to purchase 0.5% of the Company’s Class A Units were executed in 2005. The Options shall vest at the same rate as provided under Mr. Prieto’s employment agreement and letter agreements. The Options were granted under the Company’s 2004 Incentive Plan, and shall be subject to such other terms and conditions as may be determined by the Company.

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

Services Agreement

In connection with the closing of the Acquisition and the execution of the Vice Chairman Agreement, on June 18, 2004, the Company and Resorts International Hotel and Casino, Inc., an affiliate of Colony Capital (“Resorts”), entered into a Services Agreement (the “Services Agreement”). Pursuant to the terms of the Services Agreement, the Company and Resorts agreed to allocate the costs of all benefits provided to Mr. Ribis by the Company and Resorts pursuant to the terms of Mr. Ribis’ Vice Chairman agreements with each of the Company and Resorts, respectively, based on the proportion of business time Mr. Ribis dedicates to each of the Company and Resorts. On April 25, 2005, this agreement was amended and restated to add RIH Resorts, LLC, an affiliate of the Company (through common capital), as a party to the agreement.

Joint Services Agreement

On June 18, 2004, in connection with the closing of the Acquisition, the Company and Resorts International Hotel, Inc., a wholly owned subsidiary of Resorts (“RIH”) entered into a Joint Services Agreement (the “Joint Services Agreement”). Pursuant to the Joint Services Agreement, for an initial term of three years with automatic one year renewal periods, the Company and RIH agreed to cooperatively develop and implement joint programs as they shall mutually agree upon with the goal of achieving collective cost savings and efficiencies for each of the Company and RIH. The Joint Services Agreement is terminable by either party with six months notice. On April 25, 2005, this agreement was amended and restated to add RIH Resorts, LLC, an affiliate of the Company (through common capital), as a party to the agreement.

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

ITEM 14.—PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

The Company was formed on December 18, 2003 and did not file any Form 10-Qs or a Form 10-K during 2003. Fees for the 2004 and 2003 annual audit and the reviews of the 2004 Forms 10-Q were $ 367,531.

Audit-related Fees

Audit-related fees for the calendar years 2005 and 2004 were $24,269 and $29,500, respectively.

Tax Fees

During 2005 and 2004, Ernst & Young LLP billed the Company $0 and $2,900, respectively for tax services.

All Other Fees

During 2005 and 2004, Ernst & Young LLP billed the Company $42,169 and $60,400, respectively for other professional services.

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

Statements of Cash Flows

Notes to Financial Statements

LVH Corporation

Report of Independent Registered Public Accounting Firm

Statements of Operations and Accumulated Deficit

Statements of Cash Flows

Notes to Financial Statements

(2)	Financial Statement Schedule

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at beginning of period	Additions Charge to costs and expense	Deductions Accounts charged off (recovered)	Balance at end of period
Allowance for doubtful accounts and discounts:
Year ended December 31:
2004	$—	$133	$—	$133
2005	$133	$2,243	$—	$2,376

We have omitted schedules other than the ones listed above because they are not required or not applicable or the required information is shown in the Financial Statements or Notes to the Financial Statements.

(3)	List of Exhibits

EXHIBIT NUMBER
2.1	Purchase and Sale Agreement, dated as of December 24, 2003, by and among Colony Resorts LVH Acquisitions, LLC, LVH Corporation and Caesars Entertainment Corporation*

3.1	Articles of Organization, dated as of December 18, 2003, for Colony Resorts LVH Acquisitions, LLC*

3.2	Operating Agreement, dated as of December 22, 2003, for Colony Resorts LVH Acquisitions, LLC*

3.3	Amended and Restated Operating Agreement, dated June 18, 2004, for Colony Resorts LVH Acquisitions, LLC+

3.4	Amendment No. 1 to the Amended and Restated Operating Agreement, dated July 23, 2004, for Colony Resorts LVH Acquisitions, LLC****

3.5	Amendment to Articles of Organization, dated June 25, 2004, for Colony Resorts LVH Acquisitions, LLC******

10.1	Deposit Escrow Agreement, dated as of December 24, 2003, by and among LVH Corporation, Colony Resorts LVH Acquisitions, LLC and Nevada Title Company*

10.2	Coinvestment Transfer Restriction Agreement, dated June 18, 2004, by and among Mr. Barrack, Mr. Ribis, Co-Investment Partners and Coinvestment Voteco+

10.3	Transfer Restriction Agreement, dated June 18, 2004, by and among Mr. Barrack, Holdings and Voteco+

10.4	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Rodolfo Prieto*

10.5	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser*

10.6	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Kenneth Ciancimino*

10.7	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Rodolfo Prieto*

10.8	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser*

10.9	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Kenneth Ciancimino*

10.10	Employment Agreement, dated as of May 17, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Gonzalo De Varona.***

10.11	Employment Agreement, dated as of April 12, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Stewart.***

10.12	Vice Chairman Agreement, dated June 18, 2004, between Colony Resorts LVH Acquisitions, LLC and Nicholas L. Ribis.****

10.13	Colony Resorts LVH Acquisitions, LLC 2004 Incentive Plan****

10.14	Loan Agreement, dated June 18, 2004, by and between Colony Resorts LVH Acquisition, LLC and Archon Financial, L.P.+

10.15	Sale Right Agreement, dated June 18, 2004, by and among Colony Resorts LVH Acquisitions, LLC, Colony Resorts LVH Holdings, LLC, Colony Resorts LVH Coinvestment Voteco, LLC, Colony Resorts LVH Voteco, LLC and Colony Resorts LVH Co-Investment Partners, L.P.****

10.16	Services Agreement, dated June 18, 2004, between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel and Casino, Inc.****

10.17	Joint Marketing Agreement, by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc.****

10.18	Joint Services Agreement, by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc.****

10.19	Employment Agreement, dated as of May 11, 2003, between LVH Corporation and Thomas Page.****

10.20	Addendum to Employment Agreement, dated as of June 22, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Thomas Page.****

14.1	Code of Ethics*******

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Form 10, filed March 15, 2004 (File Number 0-50635).
**	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 10, filed April 26, 2004 (File Number 0-50635).
***	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Form 10, filed June 17, 2004 (File Number 0-50635).
+	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed June 28, 2004 (File Number 0-50635).
****	Incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to Form 10 filed August 13, 2004 (File Number 0-50635).
*****	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 23, 2004 (File Number 0-50635).
******	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q/A filed September 9, 2004 (File Number 0-50635).
******	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed November 15, 2004 (File Number 0-50635).
*******	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 31, 2004 (File Number 000-50635)

(b)	Reports on Form 8-K

On June 30, 2004, the Company filed an 8-K under Items 2 and 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONY RESORTS LVH ACQUISITIONS, LLC

March 31, 2006	By:	/s/ RODOLFO PRIETO
Rodolfo Prieto
Chief Executive Officer and General Manager (Principal Executive Officer)

March 31, 2006	By:	/s/ ROBERT SCHAFFHAUSER
Robert Schaffhauser
Executive Vice President of Finance (Principal Financial Officer)