Form 10-Q
period 2006-03-31
COLONY RESORTS LVH ACQUISITIONS LLC
filed 2006-05-15
CIK 1282607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of April 30, 2006, there were 0.90 Class A Membership Units held by Colony Resorts LVH Coinvestment Voteco, LLC and 0.60 Class A Membership Units held by Colony Resorts LVH Voteco, LLC.

COLONY RESORTS LVH ACQUISITIONS, LLC

FORM 10-Q

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2006	December 31, 2005
Assets
CURRENT ASSETS:
Cash and equivalents	$20,002	$17,218
Restricted cash	1,669	2,278
Accounts receivable, net	17,749	18,415
Due from affiliates	867	2,370
Inventories	2,906	3,099
Prepaid expenses and other current assets	6,055	5,285

Total current assets	49,248	48,665
PROPERTY AND EQUIPMENT, NET	315,746	312,967
RESTRICTED CASH	1,437	5,471
OTHER ASSETS, NET	1,167	2,596

Total assets	$367,598	$369,699

Liabilities and Members’ Equity
CURRENT LIABILITIES:
Accounts payable	$6,629	$12,849
Accrued expenses	33,570	36,204

Total current liabilities	40,199	49,053
TERM LOAN	200,000	200,000

Total liabilities	240,199	249,053

COMMITMENTS AND CONTINGENCIES
REDEEMABLE MEMBERS’ EQUITY	60,000	60,000
MEMBERS’ EQUITY	67,399	60,646

Total liabilities and members’ equity	$367,598	$369,699

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except unit data)

	For the three months ended March 31, 2006	For the three months ended March 31, 2005
Revenues:
Casino	$27,589	$26,162
Rooms	29,542	28,048
Food and beverage	18,732	17,435
Other revenue	7,611	6,714

Total revenue	83,474	78,359
Less: promotional allowances	(6,689)	(5,702)

Net revenues	76,785	72,657
Expenses:
Casino	18,723	18,444
Rooms	7,832	7,291
Food and beverage	13,863	13,582
Other expense	3,770	3,380
General & administrative	17,103	16,997
Depreciation	3,054	2,373

Total Expense	64,345	62,067

Operating income	12,440	10,590
Interest expense	5,824	4,933

Net income	$6,616	$5,657

Net income allocation
Allocable to Class A	$—	$—
Allocable to Class B	$6,616	$5,657
Basic weighted average Class A membership units outstanding	1.50	1.50
Basic weighted average Class B membership units outstanding	1,500,000.00	1,500,000.00
Diluted weighted average membership units outstanding	1,500,001.50	1,500,001.50
Net income per Class A membership unit-basic	$4.41	$3.77
Net income per Class B membership unit-basic	$4.41	$3.77
Per membership unit-diluted	$4.41	$3.77

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	For the three months ended March 31, 2006	For the three months ended March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,616	$5,657
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	3,054	2,373
Provision for bad debts	322	383
Interest rate cap	(13)	(24)
Amortization of deferred financing costs	560	557
Change in Working Capital Components:
Accounts receivable	344	(2,770)
Inventories, prepaid expenses and other assets	306	295
Accounts payable and accrued expenses	(8,854)	1,674
Due from affiliates	1,503	2,038
Stock – based employee compensation	137	—

Net cash provided by (used in) operating activities	3,975	10,183

CASH FLOWS USED IN INVESTING ACTIVITIES:
Additions to property and equipment	(5,834)	(2,944)

Net cash used in investing activities	(5,834)	(2,944)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Restricted cash	4,643	(483)

Net cash provided by (used in) financing activities	4,643	(483)

Increase in cash and equivalents	2,784	6,756
Cash and equivalents at beginning of period	17,218	12,888

Cash and equivalents at end of period	$20,002	$19,644

Supplemental Cash Flow Information:
Cash paid for interest, net of capitalized interest	$5,309	$4,414

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

Prior to June 18, 2004, the Company had conducted no business other than in connection with the execution of the Purchase and Sale Agreement (as defined below), relating to the acquisition of substantially all of the assets and certain liabilities of LVH Corporation, a Nevada corporation (“LVH”) (the “Acquisition”). LVH is a wholly-owned subsidiary of Harrah’s Entertainment, Inc., formerly Caesars Entertainment, Inc., that prior to the Acquisition operated the Las Vegas Hilton, a casino resort located in Las Vegas, Nevada (the “Hotel” or the “Property”). Commencing June 18, 2004, the revenues and expenses of the Property are included in the Company’s statement of operations.

Interim Financial Statements

The accompanying condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for the fair presentation of the financial position, results of operation and cash flows for the interim periods have been made. The results for the three-month period ended March 31, 2006, are not necessarily indicative of results to be expected for the full fiscal year.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (filed March 31, 2006 (File Number 0-50635)) (the “Form 10K”).

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

Restricted Cash

The Company has on deposit $3.1 million in various escrow accounts as of March 31, 2006, which are held for insurance and property taxes.

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

Capitalized Interest

The interest cost associated with major construction projects is capitalized and is included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. During the three months ended March 31, 2006, the Company capitalized approximately $42,000 of interest. During the three months ended March 31, 2005 there were no significant construction projects and thus no interest was capitalized during the period.

Deferred Financing Costs

Deferred financing costs of $5.2 million relate to the Company’s financing of the Acquisition. The

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

Company has commenced amortization of these costs since the closing of the Acquisition using the effective interest rate method. Amortization expense was $560,000 and was $557,000 for the three months ended March 31, 2006 and 2005, respectively.

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

Patron Club Promotion and Progressive Jackpot Payouts

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

Advertising Costs

Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program. Direct-response advertising consists primarily of mailing costs associated with the direct-mail programs. Advertising costs that were expensed during the three months ended March 31, 2006 were $1.8 million and were $647,000 for the three months ended March 31, 2005.

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

In order to qualify for hedge accounting, the underlying hedged item must expose the Company to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce the Company’s exposure to market fluctuation throughout the hedge period. If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss in the period of change. Otherwise, gains and losses are not recognized except to the extent that the financial instrument is disposed of prior to maturity. Net interest paid or received pursuant to the financial instrument is included as interest expense in the period. The Company has not designated its interest rate cap as a hedge; therefore, changes in the market value of the interest rate cap are recognized as gains or losses in the period of the change. During the quarters ended March 31, 2006 and 2005, the Company recognized gains of approximately $13,000 and $24,000, respectively.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

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

The diluted income per membership unit includes the effect of the assumed conversion of the Class B Membership Units into Class A Membership Units at a 1:1 ratio. At March 31, 2006 and 2005, the 0.167 options to purchase Class A Membership Units and 166,667 options to purchase Class B Membership Units have been excluded in the diluted income per membership unit calculation, because the assumed conversion of these options would be anti-dilutive.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)”), which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and amends SFAS No. 95, “Statement of Cash Flows”. Among other items, SFAS No. 123(R) requires the recognition of compensation expense in an amount equal to the fair value of share-based payments, including employee stock options and restricted stock, granted to employees.

The Company adopted SFAS No. 123(R) on January 1, 2006 using the “modified prospective” method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The impact of adopting SFAS No. 123(R) is discussed in Footnote 9 “Accounting for Stock-Based Compensation”.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement does not affect the Company since the entity is a limited liability company and the provision or benefit of federal income taxes is included in the income tax return of the members.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3”, which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle, as well as to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption on January 1, 2006 of SFAS No. 154 did not have a material effect on the Company’s financial position, results of operations or cash flows.

3. ACCOUNTS RECEIVABLE

Components of accounts receivable were as follows (in thousands):

	March 31, 2006	December 31, 2005
Casino	$12,185	$11,294
Hotel	7,218	8,920
Other	976	577

	20,379	20,791
Less: Allowance for doubtful accounts and discounts	(2,630)	(2,376)

	$17,749	$18,415

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

4. PROPERTY AND EQUIPMENT, NET

Components of property and equipment were as follows (in thousands):

	March 31, 2006	December 31, 2005
Land and land improvements	$153,982	$153,982
Building and improvements	124,549	109,425
Furniture, fixtures and equipment	52,792	50,660
Construction in progress	1,708	13,130

	333,031	327,197
Less: accumulated depreciation	(17,285)	(14,230)

	$315,746	$312,967

5. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Customer deposits	$5,411	$5,255
Payroll and related	11,017	11,869
Taxes and licenses	3,100	2,274
Casino	8,353	11,174
License fees	261	186
Interest	969	934
Other	4,459	4,512

	$33,570	$36,204

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

6. TERM LOAN

On June 18, 2004 in connection with the consummation of the Acquisition, the Company entered into the Goldman Term Loan (the “Term Loan”). The Term Loan is for a principal amount of $200 million and is for an initial term of two (2) years with two one-year extensions. The initial maturity date of the Term Loan is July 11, 2006. The Company intends to extend or refinance the Term Loan upon maturity. Interest on the Term Loan accrues at a rate of 6.50% plus the greater of (i) one-month LIBOR or (ii) 1.5%. The Term Loan provides for no amortization during the term. The Term Loan is secured by a first priority deed of trust on the Property.

Pursuant to the terms of the Term Loan, the Company purchased an interest rate cap at the funding of the Term Loan for $769,000 with LIBOR strike rate of 5% for the first two years of the Term Loan and an interest rate cap with a LIBOR strike rate of 6% for any extension periods. The interest rate cap was valued at $34,000 and $21,000 at March 31, 2006 and December 31, 2005, respectively. The interest rate cap is included within other assets on the balance sheet. As a result of the change in value of the interest rate cap, the Company recorded a corresponding mark to market adjustment of $13,000 which reduced interest expense in the accompanying unaudited condensed statement of operations.

7. REDEEMABLE MEMBERS’ EQUITY

In connection with the closing of the Acquisition, the Company, Voteco, Coinvestment Voteco, Co-Investment Partners and Holdings entered into a Sale Right Agreement, dated June 18, 2004 (the “Sale Right Agreement”). Pursuant to the terms of Co-Investment Partners’ partnership agreement, at any time after May 23, 2008, Whitehall (a limited partner in Co-Investment Partners and an affiliate of Goldman Sachs & Co. and Archon Financial, L.P., the lender under the Goldman Term Loan) has the right to request that Co-Investment Partners purchase all of Whitehall’s interest in Co-Investment Partners at a purchase price determined by Whitehall. Pursuant to the Sale Right Agreement, upon receiving notice from Whitehall that it has exercised the sale right above, the Company must, within forty-five days elect to either (i) purchase Whitehall’s interest in Co-investment Partners or (ii) sell the Company in its entirety. If the Company elects not to purchase Whitehall’s interest, it must appoint Goldman Sachs & Co. as its sole and exclusive agent for a period of one year to seek to sell the Company at a price extrapolated from the price Whitehall established for its interest in Co-Investment Partners. In addition, on June 18, 2010, if the Company has not been sold pursuant to sale right above or otherwise, the Company shall appoint Goldman Sachs & Co. as its sole agent to seek to sell the Company at the best price obtainable. For purposes of the statement presentation and the diluted membership unit calculation, it is assumed that the redemption of Whitehall’s interest or sale of the property will be consummated at fair value.

8. RELATED PARTY TRANSACTIONS

In 2004, the Company advanced $2.1 million to Resorts International Holdings, Inc. (“RIH”), a company affiliated through common ownership, in connection with the acquisition by RIH of four gaming properties. The advance was fully repaid in February 2005.

The Company has billed RIH for certain costs and expenses incurred on its behalf. All amounts billed have been paid by RIH as of March 31, 2006 except for $515,000 which is recorded in due from affiliates as of March 31, 2006.

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

During the three month period ended March 31, 2006, the Company provided and/or received services from these affiliated companies. The total net value of services received from the affiliated companies was approximately $1.0 million for the quarter ended March 31, 2006. No services were received from affiliated companies for the quarter ended March 31, 2005.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

9. 2004 INCENTIVE PLAN

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

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Shared-Based Payment” (SFAS No. 123(R)”) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25”), and related interpretations. The Company adopted SFAS No. 123(R) using the modified prospective method and accordingly, financial statement amounts for prior periods presented in the Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to these options.

There was approximately $137,000 of compensation cost related to these options recognized in general and administrative expenses in the three months ended March 31, 2006 based on the implementation of FAS 123(R).

The fair value of the option awards is estimated on the date of grant using an appraisal of the value of the Company and its membership units. No additional grants have been awarded subsequent to the Acquisition date.

As a result of the difference in the option agreements, differing valuing models were used to value the options as of the grant date. The estimated fair value of 15,000 options granted was $17.08 per membership unit and was computed using the binominal lattice value method with the following weighted average assumptions: risk free interest rate of 2.9%, no expected dividend yields and expected lives of 24 months. The estimated fair value of the 41,668 options at the date of grant was $27.73 per membership unit and was computed using the Black-Scholes-Merton option pricing model with the following weighted average assumptions: risk free interest rate of 3.24%; no expected dividend yields; and expected lives of 36 months. The following table sets forth the assumptions used to determine compensation cost for these options consistent with the requirements of SFAS No. 123(R).

	Three Months Ended March 31, 2006
Weighted-average assumptions:
Model	Binomial Lattice	Black-Scholes
Number of options	15,000 options	41,668 options
Membership unit price	$100	$100
Exercise unit price	N/A	$100
Dividend yield	N/A	0%
Volatility	40%	40%
Risk-free rate	2.9%	3.24%
Valuation Date	June 19, 2004	June 19, 2004
Expiration Date	June 19, 2006	June 19, 2007
Term	24 months	36 months
Up movement	1.20	N/A
Down movement	0.89	N/A
Risk Neutral Probability	48.1%	N/A

Under APB No. 25 there was no compensation cost recognized for these options and thus the financials for the three months ended March 31, 2005 include no such costs. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31, 2005
	(Amounts in thousands, except per share data)
	Class A Membership Units	Class B Membership Units
Net Income
As reported	$5,657	$5,657
Deduct: compensation expense under fair value-based method	(118)	(118)
Pro forma	$5,539	$5,539
Basic income per membership unit as reported	$3.77	$3.77
Stock-based compensation cost	(.07)	(.07)
	$3.70	$3.70
Diluted income per membership unit as reported	$3.77	—
Stock-based compensation cost	(.07)	—
	$3.70	—

10. COMMITMENTS AND CONTINGENCIES

Letter of Credit

In 2005, the Company was required to deliver an irrevocable standby letter of credit in the amount of $1,437,000 to Zurich American Insurance Company in connection with an insurance policy issued by Zurich to the Company. The letter of credit is secured by a certificate of deposit for $1,437,000 which is included in restricted cash on the balance sheet as of March 31, 2006. The expiration date of the letter of credit is October 2006 and is automatically extended for one year from the expiration date unless the issuing bank notifies the Company sixty days prior to such expiration date that the letter of credit will not be renewed. As of March 31, 2006, there are no amounts outstanding on the letter of credit.

Litigation

The Company is not a party to any material litigation, and it is not aware of any action, suit or proceeding against it that has been threatened by any person.

11. SUBSEQUENT EVENT

On May 11, 2006, the Company entered into a new Goldman Term Loan (the “new Term Loan”). The new Term Loan is for an initial principal amount of $209 million and is for an initial term of two (2) years with three one-year extensions. The new Term Loan is subject to a $5.8 million holdback amount for deferred maintenance projects and is subject to future funding to a maximum of $250 million. Interest on the new Term Loan accrues at a rate of one month LIBOR plus 2.9%. The new Term Loan provides for no amortization during the term. The new Term Loan is secured by a first priority deed of trust on the Property.

Pursuant to the terms of the Term Loan, the Company purchased an interest rate cap with LIBOR strike rate of 5.75% for the first two years of the Term Loan and an interest cap with LIBOR strike rate of 6.25% for any extension periods.

Proceeds of the new Term Loan were used to extinguish the June 18, 2004 Goldman Term Loan and to pay a $1.0 million exit fee.

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

Overview

Prior to June 18, 2004, Colony Resorts LVH Acquisitions, LLC (the “Company”) conducted no business other than in connection with the completion of the acquisition of substantially all of the assets and certain liabilities of LVH Corporation, a Nevada corporation (“LVH”) (the “Acquisition”). LVH is a wholly-owned subsidiary of Harrah’s Entertainment, Inc., formerly Caesars Entertainment, Inc., that prior to the Acquisition, operated the Las Vegas Hilton, a casino resort located in Las Vegas, Nevada (the “Hotel” or “Property”). The Acquisition closed on June 18, 2004. Since June 18, 2004, the Company has owned and operated the Property and accordingly has a limited operating history. The following discussion of the Company’s results of operations compares the three months ended March 31, 2006 to the three months ended March 31, 2005.

Casino revenue is derived primarily from patrons wagering on slot machines, table games and other gaming activities. Table games generally include Blackjack or Twenty One, Craps, Baccarat and Roulette. Other gaming activities include the Race and Sports Book and Poker. Casino revenue is defined as the win from gaming activities, computed as the difference between gaming wins and losses, not the total amounts wagered. “Table game volume,” “table game drop” (terms which are used interchangeably), and “slot handle” are casino industry specific terms that are used to identify the amount wagered by patrons for a casino table game or slot machine, respectively. “Table game hold” and “slot hold” represent the percentage of the total amount wagered by patrons that the casino has won. Hold is derived by dividing the amount won by the casino by the amount wagered by patrons. Casino revenue is recognized at the end of each gaming day.

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

Results of Operations

Comparison of three months ended March 31, 2006 with March 31, 2005

Net revenues:

For the Three Months Ended March 31

(dollars in thousands)

	2006	2005	% CHANGE
Casino	$27,589	$26,162	5%
Rooms	29,542	28,048	5%
Food and beverage	18,732	17,435	7%
Other	7,611	6,714	13%

	83,474	78,359	7%
Less - promotional allowance	(6,689)	(5,702)	17.3%

Total net revenues	$76,785	$72,657	6%

Casino

Casino revenue increased $1.4 million, or 5%, to $27.6 million for the quarter ended March 31, 2006, compared to $26.2 million for the quarter ended March 31, 2005. The increase in casino revenue was due to increased drop of $2.3 million for table games along with an increase in hold percentage to 13.3% for the three months ended March 31, 2006 from 12.9% for the three months ended March 31, 2005. Slot win increased by approximately $0.6 million from the quarter ended March 31, 2006 compared to 2005. The slot win was a result of an increase in hold percentage to 6.4% for the quarter ended March 31, 2006 compared to a hold percentage of 5.9% for the quarter ended March 31, 2005. Other Gaming increased approximately $0.9 million from the quarter ended March 31, 2006 over the quarter ended March 31, 2005. The increase is primarily due to an increased sports handle of approximately $7.5 million between the two periods.

The Casino operating department margin was 11.6% for the quarter ended March 31, 2006 compared to an operating department margin of 9.9% for the quarter ended March 31, 2005. The increase in operating efficiency was a result of higher revenues and static total expenses from quarter to quarter.

Rooms

For the quarter ended March 31, 2006, room revenue was $29.5 million, an increase of $1.5 million from the quarter ended March 31, 2005. Average daily room rate increased to $122.47 for the quarter ended March 31, 2006 from $115.18 for the quarter ended March 31, 2005, a 6.3% increase. Total occupied room nights decreased by approximately 5,500 room nights primarily due to the city-wide cancellation of a major convention. Convention rooms continue to comprise the majority of our room nights and, even with the cancellation of the major convention, the convention segment increased approximately 3,000 room nights from the quarter ended March 31, 2005.

The Room operating department margin declined slightly from 74.0% for the three months ended March 31, 2005 to 73.5% for the three months ended March 31, 2006.

Food and Beverage

Food and Beverage revenues for the quarter ended March 31, 2006 were $18.7 million compared to $17.4 million for the quarter ended March 31, 2005 for a favorable increase of $1.3 million (7.4%). Increased revenue was due to increases in banquet food prices and increased volume due to the remodeling of our coffee bar. For the quarter ended March 31, 2006, operating margins for Food and Beverage were 26.0%. For the quarter ended March 31, 2005 operating margins for Food and Beverage were 22.1%. The increased efficiency is primarily due to static costs on increased volume and pricing.

Other

Other revenues include retail sales, entertainment sales, telephone and miscellaneous income. Other Revenue was approximately $7.6 million for the quarter ended March 31, 2006 which was a $0.9 million increase over $6.7 million for the quarter ended March 31, 2005. The increase is primarily due to a withdrawal fee paid by the city-wide convention discussed above that cancelled in January. Lounge revenue also increased from quarter to quarter because of Menopause, an off-Broadway production show which currently has 10 scheduled performances per week.

Operating expenses

For the Three Months Ended March 31

(dollars in thousands)

	2006	2005	% CHANGE
Casino	$18,723	$18,444	2%
Rooms	7,832	7,291	7%
Food and beverage	13,863	13,582	2%
Other	3,770	3,380	12%
General and administrative	17,103	16,997	1%
Depreciation & amortization	3,054	2,373	29%

Total	$64,345	$62,067	4%

Operating Expenses

Operating expenses excluding depreciation and amortization increased $1.6 million for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. The increase was mainly due to volume with only advertising cost showing a significant change from the prior year. Advertising costs increased by approximately $0.9 million primarily due to additional media buying. Casino expense increased due predominately to increased bad debt provisions associated with increased casino revenues. Food and Beverage operating expenses were virtually unchanged even though revenues increased.

Depreciation and amortization increased from $2.4 million for the quarter ended March 31, 2005 to $3.1 million for the quarter ended March 31, 2006. The increase is primarily due to the additional expense associated with renovations completed in the last quarter of 2005.

Interest Expense

For the quarter ended March 31, 2006, interest expense totaled $5.8 million. For the quarter ended March 31, 2005, interest expense totaled $4.9 million. The increase of $0.9 million is due to rising interest rates for the period March 31, 2006 compared to the period ended March 31, 2005, offset partially by capitalized interest associated with final expenditures made on completed 2005 renovation projects.

Financial Condition

Liquidity and Capital Resources

Cash flows of the Company for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 consisted of the following:

Cash Flow - Operating Activities

Cash flow provided by operations was $4.0 million for the three months ended March 31, 2006 compared to $10.1 million provided by operations for the three months ended March 31, 2005. The Company reduced accounts payable and accrued expenses for the three months ended March 31, 2006 by $8.9 million. For the quarter ended March 31, 2005 accounts payable and accrued expenses increased by $1.7 million.

As of March 31, 2006, the Company had cash and equivalents of $20 million of which $10.3 million was cash in the casino used to fund daily operations. For the remainder of 2006, the Company expects to fund property operations, capital expenditures, and debt service requirements from existing cash balances, operating cash flow and new borrowings.

Cash Flows - Investing Activities

For the quarter ended March 31, 2006, $5.8 million of cash was used to fund investing activities, all of which related to additions for property and equipment. For the quarter ended March 31, 2005, $2.9 million of cash was used for additions to property and equipment.

Cash Flows - Financing Activities

For the quarter ended March 31, 2006, $4.6 million of restricted cash was used for the purchase of property and equipment. For the quarter ended March 31, 2005, $0.5 million of cash was transferred to restricted cash.

The Company expects to fund 2006 capital expenditure projects from existing cash balances and operating cash flow.

Other Factors Affecting Liquidity

While the Company believes that the cash provided by its cash flows from operations together with cash on hand will be adequate to fund its activities, including the capital expenditures that the Company plans to make, no assurances can be made that such sources will be sufficient to meet such requirements. Covenants under the Term Loan restrict the Company’s future borrowing capacity. However, subject to certain conditions, the Term Loan does permit the Company to incur additional debt to fund working capital. If circumstances warrant, the Company may seek to obtain a working capital line of credit.

A downturn in the economy, increase in revenue or wagering taxes, acts of terrorism, war or military actions would impact the Company’s casino operations and negatively impact its cash flows from operations. If this were to occur, the Company would be required to adjust its capital spending plans.

On May 11, 2006, the Company entered into a new Goldman Term Loan (the “new Term Loan”). The new Term Loan is for an initial principal amount of $209 million and is for an initial term of two (2) years with three one-year extensions. The new Term Loan is subject to a $5.8 million holdback amount for deferred maintenance projects and is subject to future funding to a maximum of $250 million. Interest on the New Term Loan accrues at a rate of one month LIBOR plus 2.9%. The New Term Loan provides for no amortization during the term. The New Term Loan is secured by a first priority deed of trust on the Property.

Pursuant to the terms of the Term Loan, the Company purchased an interest rate cap with LIBOR strike rate of 5.75% for the first two years of the Term Loan and an interest cap with LIBOR strike rate of 6.25% for any extension periods.

Proceeds of the new Term Loan were used to extinguish the June 18, 2004 Goldman Term Loan.

Contractual Obligation and Other Commitments

The following table summarizes the Company’s contractual obligations and commitments (amount in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In thousands)
Long-Term Debt Obligations
Term Loan (a)	$—	$200,000	$—	$—	$200,000
Variable interest payments (b)	4,844	—	—	—	4,844
Contractual Obligations
Employment agreements (c)	2,371	1,820	—	—	4,191
Licensing agreement (d)	2,000	4,000	—	—	6,000
Entertainment contracts (e)	9,450	—	—	—	9,450

	$18,665	$205,820	$—	$—	$224,485

(a)	The Term Loan was consummated in connection with the Acquisition. The Term Loan is for a principal amount of $200 million and is for an initial term of two years with two one-year extensions. The Loan accrues interest at a rate of 6.5% plus the greater of (i) one-month LIBOR (which was 5.125% at March 31, 2006) or (ii) 1.5%. The Loan is secured by a first priority deed of trust on the property and has no amortization.

(b)	Based on March 31, 2006 LIBOR rates of 5.125% plus the applicable interest rate.
(c)	The Company is party to employment agreements with five of its senior executives, with original terms of three to five years.
(d)	The Company licenses from Hilton the right to use the mark “Hilton” and is part of Hilton’s reservation system and Hilton’s “HHonors Program TM”. The license expires on December 31, 2008 and during the term of the license, the Company is required to pay Hilton an annual fee of $2 million plus 1% of the Hotel’s gross room revenue.
(e)	The Company is party to certain contracts to retain specific entertainers for recurring performances. These agreements expire during 2006.

Off-Balance Sheet Arrangements

The Company is not currently subject to any off-balance sheet arrangements which it believes will have a material adverse impact on its financial condition.

Debt Instruments

The following table provides information about the Company’s long-term debt at March 31, 2006 (amounts in thousands):

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

Patron Club Promotions

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

Self-Insurance Reserve

The Company is self insured up to certain stop loss amounts for workers’ compensation. In estimating this accrual, the Company considers historical loss experience and makes judgments about the expected levels of costs per claim. The Company believes its estimates of future liability are reasonable based upon its methodology; however, changes in accident frequency and severity and other factors could materially affect the estimate for this liability.

Derivative Investments and Hedging Activities

The Company’s Term Loan requires it to enter into interest rate caps in order to manage interest rate risks associated with this borrowing. The Company has adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended by SFAS No. 138 and 149) to account for its interest rate cap arrangement.

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

The allowance for doubtful accounts as a percentage of receivables at March 31, 2006 increased slightly when compared to March 31, 2005 primarily as a result of the increase in casino receivables. The Company maintains strict controls over the issuance of markers and aggressively pursues collection from those customers who fail to pay after issuance of the marker.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the terms of the capitalized lease, while costs of normal repairs and maintenance are charged to expense as incurred.

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

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and amends SFAS No. 95, “Statement of Cash Flows”. Among other items, SFAS No. 123(R) requires the recognition of compensation expense in an amount equal to the fair value of share-based payments, including employee stock options and restricted stock, granted to employees.

The Company adopted SFAS No, 123(R) on January 1, 2006 using the “modified prospective” method, in which compensation cost is recognized beginning with the effective date (a) based on the requirement of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The impact of adopting SFAS No, 123(R) is discussed in Footnote 9 “Accounting for Stock-Based Compensation”.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement does not affect the Company since the entity is a limited liability company and the provision or benefit of federal income taxes is included in the income tax return of the members.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3”, which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle, as well as to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption on January 1, 2006 of SFAS No. 154 did not have a material effect on the Company’s financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discusses the Company’s exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. The Company does not believe that its exposure to market risk is material.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company’s primary exposure to market risk is interest rate risk associated with its long-term debt. The Company attempts to manage its interest rate risk by the use of an interest rate cap on its Term Loan. The ability to enter into an interest rate cap allows the Company to manage its interest rate risk associated with its variable rate debt.

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

As of March 31, 2006 the Term Loan has a floating interest rate based on 6.50% plus the greater of (i) one-month LIBOR or (ii) 1.5%. The initial term of the Term Loan is two years with two one-year extension options. The Term Loan is subject to interest rate risk and the interest payments associated with the Term Loan will increase if LIBOR increases.

Pursuant to the terms of the Term Loan, the Company purchased an interest rate cap with a LIBOR strike rate of 5% for the first two years of the Term Loan and an interest rate cap with a LIBOR strike rate of 6% for any extension periods; therefore, a hypothetical increase in LIBOR of 100 basis points from the rates in effect on the date of this Form 10-Q would not cause the interest payments on the Term Loan to increase significantly. The LIBOR strike rate of the interest rate cap on the date of this Form 10-Q provides protection for the Company against significant increases in LIBOR. Interest paid in excess of the LIBOR strike rate would be refunded to the Company to offset interest paid.

The Company has not had any material changes in its exposure to market risk since December 31, 2005.

The Company does not have any significant foreign currency exchange rate risk or commodity price risk and it does not currently trade any market sensitive instruments.

ITEM 4. CONTROLS AND PROCEDURES

As required by in Rules 13a-15d of the Securities Exchange Act of 1934, as amended, the Company’s management, including our Executive Vice President of Finance and our Chief Executive Officer and General Manager, performed an evaluation of the effectiveness of the design and operation of Company’s disclosure controls and procedures to determine whether any changes occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control of financial reporting. Based upon that evaluation there have been no such changes during the first quarter 2006.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBIT NUMBER	Description of Exhibits
2.1	Purchase and Sale Agreement, dated as of December 24, 2003, by and among Colony Resorts LVH Acquisitions, LLC, LVH Corporation and Caesars Entertainment Corporation*

3.1	Articles of Organization, dated as of December 18, 2003, for Colony Resorts LVH Acquisitions, LLC*

3.2	Operating Agreement, dated as of December 22, 2003, for Colony Resorts LVH Acquisitions, LLC*

3.3	Amended and Restated Operating Agreement, dated June 18, 2004, for Colony Resorts LVH Acquisitions, LLC+

3.4	Amendment No. 1 to the Amended and Restated Operating Agreement, dated July 23, 2004, for Colony Resorts LVH Acquisitions, LLC****

3.5	Amendment to Articles of Organization, dated June 25, 2004, for Colony Resorts LVH Acquisitions, LLC*****

10.1	Deposit Escrow Agreement, dated as of December 24, 2003, by and among LVH Corporation, Colony Resorts LVH Acquisitions, LLC and Nevada Title Company*

10.2	Coinvestment Transfer Restriction Agreement, dated June 18, 2004, by and among Mr. Barrack, Mr. Ribis, Co-Investment Partners and Coinvestment Voteco+

10.3	Transfer Restriction Agreement, dated June 18, 2004, by and among Mr. Barrack, Holdings and Voteco+

10.4	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Rodolfo Prieto*

10.5	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser*

10.6	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Kenneth Ciancimino*

10.7	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Rodolfo Prieto*

10.8	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser*

10.9	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Kenneth Ciancimino*

10.10	Employment Agreement, dated as of May 17, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Gonzalo De Varona.***

10.11	Employment Agreement, dated as of April 12, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Stewart.***

10.12	Vice Chairman Agreement, dated June 18, 2004, between Colony Resorts LVH Acquisitions, LLC and Nicholas L. Ribis.****

10.13	Colony Resorts LVH Acquisitions, LLC 2004 Incentive Plan****

10.14	Loan Agreement, dated June 18, 2004, by and between Colony Resorts LVH Acquisition, LLC and Archon Financial, L.P.+

10.15	Sale Right Agreement, dated June 18, 2004, by and among Colony Resorts LVH Acquisitions, LLC, Colony Resorts LVH Holdings, LLC, Colony Resorts LVH Coinvestment Voteco, LLC, Colony Resorts LVH Voteco, LLC and Colony Resorts LVH Co-Investment Partners, L.P.****

10.16	Services Agreement, dated June 18, 2004, between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel and Casino, Inc.****

10.17	Amended and Restated Joint Marketing Agreement, dated April 26, 2005, by and among Colony Resorts LVH Acquisitions, LLC, Resorts International Hotel, Inc. and Resorts International Holdings, LLC+++

10.18	Amended and Restated Joint Services Agreement, dated April 26, 2005, by and among Colony Resorts LVH Acquisitions, LLC, Resorts International Hotel, Inc. and Resorts International Holdings, LLC+++

10.19	Employment Agreement, dated as of May 11, 2003, between LVH Corporation and Thomas Page.****

10.20	Addendum to Employment Agreement, dated as of June 22, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Thomas Page.****

14.1	Code of Ethics++

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

METHOD OF FILING

*	Incorporated by reference to the Registrant’s Form 10, filed March 15, 2004 (File Number 0-50635).
**	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 10, filed April 26, 2004 (File Number 0-50635).
***	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Form 10, filed June 17, 2004 (File Number 0-50635).
+	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed June 28, 2004 (File Number 0-50635).
****	Incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to Form 10 filed August 13, 2004 (File Number 0-50635).
*****	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 23, 2004 (File Number 0-50635).
++	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 31, 2005 (File Number 0-50635)
+++	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 (File Number 0-50635).

(b) Reports on Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONY RESORTS LVH ACQUISITIONS, LLC

Date: May 15, 2006	By:	/s/ Rodolfo Prieto
Rodolfo Prieto
Chief Executive Officer and General Manager

Date: May 15, 2006	By:	/s/ Robert Schaffhauser
Robert Schaffhauser
Executive Vice President of Finance