Form 10-Q
period 2006-06-30
COLONY RESORTS LVH ACQUISITIONS LLC
filed 2006-08-14
CIK 1282607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

As of August 4, 2006, there were 1.50 Class A Membership Units of Colony Resorts LVH Acquisitions LLC issued and outstanding.

COLONY RESORTS LVH ACQUISITIONS, LLC

FORM 10-Q

COLONY RESORTS LVH ACQUISITIONS, LLC

CONDENSED STATEMENTS OF FINANCIAL POSITION

(in thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)	*
Assets
CURRENT ASSETS:
Cash and equivalents	$17,325	$17,218
Restricted cash	2,573	2,278
Accounts receivable, net of allowance for doubtful accounts of $2,790 at June 30, 2006 and $2,376 at December 31, 2005	17,201	18,415
Due from affiliates	—	2,370
Inventories	2,801	3,099
Prepaid expenses and other current assets	8,056	5,285

Total current assets	47,956	48,665
PROPERTY AND EQUIPMENT, NET	319,408	312,967
RESTRICTED CASH	7,229	5,471
OTHER ASSETS, NET	4,738	2,596

Total assets	$379,331	$369,699

Liabilities and Members’ Equity
CURRENT LIABILITIES:
Accounts payable	$6,551	$12,849
Accrued expenses	31,071	36,204
Due to affiliates	222	—

Total current liabilities	37,844	49,053
TERM LOAN	216,278	200,000

Total liabilities	254,122	249,053

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE MEMBERS’ EQUITY	60,000	60,000
MEMBERS’ EQUITY	65,209	60,646

Total liabilities and members’ equity	$379,331	$369,699

*	Condensed from audited financial statements.

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except unit data)

	For the three months ended June 30, 2006	For the three months ended June 30, 2005
Revenues:
Casino	$25,219	$21,440
Rooms	27,352	26,047
Food and beverage	19,611	16,837
Other revenue	7,738	6,008

Total revenue	79,920	70,332
Less: promotional allowances	(6,425)	(6,255)

Net revenues	73,495	64,077

Expenses:
Casino	19,302	17,354
Rooms	8,536	7,407
Food and beverage	14,233	13,271
Other expense	6,870	3,668
General & administrative	17,431	15,087
Depreciation	3,176	2,196

Total expense	69,548	58,983

Operating income	3,947	5,094
Interest expense	6,771	5,282

Net loss	$(2,824)	$(188)

Net loss allocation
Allocable to Class A	$—	$—
Allocable to Class B	$(2,824)	$(188)
Basic weighted average Class A membership units outstanding	1.50	1.50
Basic weighted average Class B membership units outstanding	1,500,000.00	1,500,000.00
Diluted weighted average membership units outstanding	1,500,001.50	1,500,001.50
Net loss per Class A membership unit-basic	$(1.88)	$(.13)
Net loss per Class B membership unit-basic	$(1.88)	$(.13)
Per membership unit-diluted	$(1.88)	$(.13)

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except unit data)

	For the six months ended June 30, 2006	For the six months ended June 30, 2005
Revenues:
Casino	$52,808	$47,602
Rooms	56,894	54,676
Food and beverage	38,343	34,580
Other revenue	15,349	11,739

Total revenue	163,394	148,597
Less: promotional allowances	(13,114)	(13,753)

Net revenues	150,280	134,844

Expenses:
Casino	38,024	36,125
Rooms	16,368	14,875
Food and beverage	28,097	26,621
Other expense	10,640	6,811
General & administrative	34,534	30,159
Depreciation	6,230	4,568

Total expense	133,893	119,159

Operating income	16,387	15,685
Interest expense	12,595	10,215

Net income	$3,792	$5,470

Net income allocation
Allocable to Class A	$—	$—
Allocable to Class B	$3,792	$5,470
Basic weighted average Class A membership units outstanding	1.50	1.50
Basic weighted average Class B membership units outstanding	1,500,000.00	1,500,000.00
Diluted weighted average membership units outstanding	1,500,001.50	1,500,001.50
Net income per Class A membership unit-basic	$2.53	$3.65
Net income per Class B membership unit-basic	$2.53	$3.65
Per membership unit-diluted	$2.53	$3.65

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	For the six months ended June 30, 2006	For the six months ended June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,792	$5,470
Adjustments to Reconcile Net Income to Net cash Provided by Operating Activities:
Depreciation	6,230	4,568
Provision for bad debts	650	748
Change in value of interest rate cap	(49)	65
Amortization of deferred financing costs	986	1,114
Stock – based employee compensation	770	—
Changes in operating assets and liabilities:
Accounts receivable	565	(2,388)
Inventories, prepaid expenses and other assets	(2,139)	(1,104)
Accounts payable and accrued expenses	(11,432)	1,745
Due to/from affiliates	2,592	—

Net cash provided by operating activities	1,965	10,218

CASH FLOWS USED IN INVESTING ACTIVITIES:
Additions to property and equipment	(12,671)	(6,185)
Restricted cash	(2,053)	(62)

Net cash used in investing activities	(14,724)	(6,247)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from refinancing of New Term Loan	216,278	—
Repayment of Archon Term Loan	(200,000)	—
Debt issuance costs from refinancing of term loan	(3,412)	—

Net cash provided by (used in) financing activities	12,866	(—)

Increase in cash and equivalents	107	3,971
Cash and equivalents at beginning of period	17,218	12,888

Cash and equivalents at end of period	$17,325	$16,859

Supplemental Cash Flow Information:
Cash paid for interest, net of capitalized interest	$11,455	$8,533

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

The Company’s members consist of Colony Resorts LVH Holdings, LLC (“Holdings”), which is a wholly owned subsidiary of Colony VI, a discrete investment fund managed by an affiliate of Colony Capital, Colony Resorts LVH Co-Investment Partners, L.P. (“Co-Investment Partners”), Colony Resorts LVH Coinvestment Voteco, LLC (“Coinvestment Voteco”) and Colony Resorts LVH Voteco, LLC (“Voteco”), each of which purchased Class A or Class B Membership Units on June 18, 2004 in connection with the equity financing described in Note 4.

Prior to June 18, 2004, the Company had conducted no business other than in connection with the execution of the Purchase and Sale Agreement (as defined below), relating to the acquisition of substantially all of the assets and certain liabilities of LVH Corporation, a Nevada corporation (“LVH”) (the “Acquisition”). LVH is a wholly-owned indirect subsidiary of Harrah’s Entertainment, Inc., as a result of the merger between Harrah’s Entertainment Inc. and Caesars Entertainment, Inc. Prior to the Acquisition, LVH operated the Las Vegas Hilton, a casino resort located in Las Vegas, Nevada (the “Hotel” or the “Property”). Commencing June 18, 2004, the revenues and expenses of the Property are included in the Company’s statement of operations.

Interim Financial Statements

The accompanying condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results for the three-month and six-month period ended June 30, 2006, are not necessarily indicative of results to be expected for the full fiscal year.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (filed March 31, 2006 (File Number 0-50635)) (the “Form 10K”).

Use of Estimates

The preparation of the unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses; including related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates those estimates, including those related to asset impairments, accruals for slot and table game marketing points, compensation and related benefits, revenue recognition, allowance for doubtful accounts, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Reclassification

Certain amounts in the June 30, 2005 financial statements have been reclassified to conform to the June 30, 2006 presentation. These reclassifications had no effect on the previously reported net income or loss.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

2. NEW TERM LOAN

On May 11, 2006, the Company entered into a new Loan Agreement with Goldman Sachs Commercial Mortgage Capital, L.P. (the “New Term Loan”). The New Term Loan is for an initial principal amount of $209 million and is for an initial term of two (2) years with three one-year extensions. The Company drew an additional $7 million against the New Term Loan in June of 2006. The New Term Loan is subject to a $5.8 million holdback amount for deferred maintenance projects and is subject to future funding to a maximum of $250 million.

Interest on the New Term Loan accrues at a rate of one month LIBOR plus 2.9%. The New Term Loan provides for no amortization during the term. The New Term Loan is secured by a first priority deed of trust on the Property.

Pursuant to the terms of the New Term Loan, the Company purchased an interest rate cap with LIBOR strike rate of 5.75% for the first two years of the New Term Loan and an interest rate cap with LIBOR strike rate of 6.25% for any extension periods.

Proceeds from the New Term Loan were used to extinguish the Loan Agreement between the Company and Archon Financial, L.P., dated as of June 18, 2004 (the “Archon Term Loan”) and to pay a $1.0 million exit fee.

3. RELATED PARTY TRANSACTIONS

The Company has billed Resorts International Holdings, LLC, (“RIH”), a company affiliated through common ownership, certain costs and expenses incurred on its behalf. All amounts billed have been paid by RIH as of June 30, 2006.

The Company entered into a Services Agreement with Resorts International Hotel, Inc. (“Resorts”) an affiliate of the Company (through common ownership) on June 18, 2004 (the “Services Agreement”). The Company entered into an Amended and Restated Joint Services Agreement (the “Joint Services Agreement”) and Amended and Restated Joint Marketing Agreement (the “Marketing Agreement”) with Resorts and RIH on April 26, 2005. The Services Agreement and Joint Services Agreement provide for an initial term of three years with automatic one year renewal periods. The Marketing Agreement provides for an initial term of ten years with automatic one year renewal periods. The agreements provide that the Company, RIH and Resorts will cooperatively develop and implement joint services and marketing programs.

During the three month period ended June 30, 2006, the Company provided and/or received services from these affiliated companies. The total net value of services received from the affiliated companies was approximately $1.0 million for the quarter ended June 30, 2006. No services were received from affiliated companies for the quarter ended June 30, 2005.

4. REDEEMABLE MEMBERS EQUITY

In connection with the closing of the Acquisition, the Company, Voteco, Co-Investment Voteco, Co-Investment Partners and Holdings entered into a Sale Right Agreement, dated June 18, 2004 (the “Sale Right Agreement”). Pursuant to the terms of Co-Investment Partners’ partnership agreement, at any time after May 23, 2008, Whitehall (a limited partner in Co-Investment Partners and an affiliate of Goldman Sachs & Co. and Archon Financial, L.P., the lender under the Archon Term Loan) has the right to request that Co-Investment Partners purchase all of Whitehall’s interest in Co-Investment Partners at a purchase price determined by Whitehall. Pursuant to the Sale Right Agreement, upon receiving notice from Whitehall that it has exercised the sale right the Company must, within forty-five days elect to either (1) purchase that portion of the Class B Membership Units which represent Whitehall’s ownership interest in Co-investment Partners or (2) sell the Company in its entirety. If the Company elects not to redeem the Class B Membership Units, it must appoint Goldman Sachs & Co. as its sole and exclusive agent for a period of one year to seek to sell the Company at a price extrapolated from the price Whitehall established for its interest in Co-Investment Partners. In addition, on June 18, 2010, if the Company has not been sold pursuant to sale right above or otherwise, the Company shall appoint Goldman Sachs & Co. as its sole agent to seek to sell the Company at the best price obtainable unless Whitehall and Co-Investment Partners both agree not to sell the Company or to postpone such sale. For purposes of the diluted membership unit calculation, it is assumed that the redemption of Whitehall’s interest or sale of the property will be consummated at fair value.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

5. 2004 INCENTIVE PLAN

In connection with the closing of the Acquisition, the Company’s board and members approved the Company’s 2004 Incentive Plan (the “Plan”). As of June 18, 2004, the Company had a total of 0.167 Class A Units and 166,667 Class B units reserved for issuance under the Plan.

Subsequent to the closing of the Acquisition, the Company granted 0.167 options of Class A Units and 166,667 options of Class B Units to certain executives, in accordance with the Plan. The options have a 10 year life, vest over three years and have an exercise price of $100 per unit for both classes which was equal to, or greater than, the fair market value of the membership units at the date of grant.

On June 7, 2004, Voteco and Holdings granted the Vice Chairman of the Company an option to acquire 0.015 Class A Units and 15,000 Class B Units of the Company, respectively. These additional options, when exercised, will be issued from Holdings and Voteco directly and will be a transfer of previously issued units. The estimated fair value of the 15,000 options granted was $17.08 per membership unit and was computed using the binominal lattice value method with the following weighted average assumptions: risk free interest rate of 2.9%; no expected dividend yields, and expected vesting period of 24 months.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. The Company adopted SFAS No. 123(R) using the modified prospective method and accordingly, financial statement amounts for prior periods presented in the Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to these options.

The fair value of the option awards is estimated on the date of grant using an appraisal of the value of the Company and its membership units. No additional grants have been awarded subsequent to the Acquisition date.

There was approximately $385,000 and $770,000 of compensation cost related to the 166,667 options recognized in general and administrative expenses in the three months and six months ended June 30, 2006 respectively in the implementation of FAS 123(R). The estimated fair value of the options at the date of grant was $27.73 per membership unit and was computed using the Black-Scholes-Merton option pricing model with the following weighted average assumptions: risk free interest rate of 3.24%; no expected dividend yields; and expected vesting periods of 36 months. The following table sets forth the assumptions used to determine compensation cost for these options consistent with the requirements of SFAS No. 123(R).

Weighted-average assumptions:	Three and Six Months Ended June 30, 2006
Model	Black-Scholes
Number of options	166,667 options
Membership unit price	$100
Exercise unit price	$100
Dividend yield	N/A
Volatility	40%
Risk-free rate	3.24%
Valuation Date	June 18, 2004
Expiration Date	June 18, 2014
Term	36 months
Up movement	N/A
Down movement	N/A
Risk Neutral Probability	N/A

Under APB No. 25 there was no compensation cost recognized for these options and thus the financial statements for the three months and six months ended June 30, 2005 include no such costs. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

(in thousands, except membership unit data)

	Three months ended June 30, 2005		Six months ended June 30, 2005
	Class A Membership Units	Class B Membership Units	Class A Membership Units	Class B Membership Units
Net income (loss) as reported	$—	$(188)	$—	$5,470
Stock-based compensation cost	—	(462)	—	(924)

Pro-forma net income (loss)	$—	$(650)	$—	$4,546

Basic income(loss) per membership unit as reported	$(.13)	$(.13)	$3.65	$3.65
Stock-Based compensation cost	—	(.31)	—	(.62)

Pro-forma basic and diluted income (loss) per share	$(.13)	$(.44)	$3.65	$3.03

6. COMMITMENTS AND CONTINGENCIES

Letter of Credit

In 2005, the Company was required to deliver an irrevocable standby letter of credit in the amount of $1,437,000 to Zurich American Insurance Company in connection with an insurance policy issued by Zurich to the Company. The letter of credit is secured by a certificate of deposit for $1,437,000 which is included in restricted cash on the balance sheet as of June 30, 2006. The expiration date of the letter of credit is October 2006 and is automatically extended for one year from the expiration date unless the issuing bank notifies the Company sixty days prior to such expiration date that the letter of credit will not be renewed. As of June 30, 2006, there are no amounts outstanding on the letter of credit.

Litigation

The Company is not a party to any material litigation, and it is not aware of any action, suit or proceeding against it that has been threatened by any person.

7. SUBSEQUENT EVENT

On July 19, 2006, Jonathan Langer was appointed to the managing board (the “Board”) of the Company. Mr. Langer is a member of WH/LVH Managers Voteco LLC, which owns 0.60 Class A Membership Units of the Company, representing 40% of the outstanding voting interests in the Company.

The Operating Agreement of the Company provides that, subject to receiving all required prior approvals of the Nevada gaming authorities, any one of Stuart Rothenberg, Brahm Cramer and/or Jonathan Langer would be appointed to the Board. All such required approvals have been obtained and Mr. Langer has been designated by Whitehall to serve on the Board. Pursuant to the terms of the Operating Agreement, Mr. Langer will have the right to vote on all matters that come before the Board and will have veto rights over certain actions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements, the related notes to financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year-end December 31, 2005 and the unaudited interim condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Overview

Prior to June 18, 2004, Colony Resorts LVH Acquisitions, LLC (the “Company”) conducted no business other than in connection with the completion of the acquisition of substantially all of the assets and certain liabilities of LVH Corporation, a Nevada corporation (“LVH”) (the “Acquisition”). LVH is a wholly-owned indirect subsidiary of Harrah’s Entertainment, Inc. as a result of the merger between Harrah’s Entertainment, Inc. and Caesars Entertainment, Inc. Prior to the Acquisition, LVH operated the Las Vegas Hilton, a casino resort located in Las Vegas, Nevada (the “Hotel” or “Property”). The Acquisition closed on June 18, 2004. Since June 18, 2004, the Company has owned and operated the Property. The following discussion of the Company’s results of operations compares the three and six months ended June 30, 2006 to the three and six months ended June 20, 2005 respectively.

Casino revenue is derived primarily from patrons wagering on slot machines, table games and other gaming activities. Table games generally include Blackjack or Twenty One, Craps, Baccarat and Roulette. Other gaming includes Race and Sports Book wagering and also Poker. Casino revenue is defined as the win from gaming activities, computed as the difference between gaming wins and losses, not the total amounts wagered. “Table game volume,” “table game drop” (terms which are used interchangeably), and “slot handle” are casino industry specific terms that are used to identify the amount wagered by patrons for a casino table game or slot machine, respectively. “Table game hold” and “slot hold” represent the percentage of the total amount wagered by patrons that the casino has won. Hold is derived by dividing the amount won by the casino by the amount wagered by patrons. Casino revenue is recognized at the end of each gaming day.

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

Room revenue is derived from rooms and suites rented to guests. “Average daily rate” is an industry specific term used to define the average amount of revenue per rented room per day. “Occupancy percentage” defines the total percentage of rooms occupied, and is computed by dividing the number of rooms occupied by the total number of rooms available. Room revenue is recognized at the end of the day the room is occupied by a guest.

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

Results of Operations

Comparison of three months ended June 30, 2006 with June 30, 2005

Net revenues:

For the Three Months Ended June 30

(dollars in thousands)

	2006	2005	% CHANGE
Casino	$25,219	$21,440	18%
Rooms	27,352	26,047	5%
Food and beverage	19,611	16,837	16%
Other	7,738	6,008	29%

	79,920	70,332	14%
Less promotional allowances	(6,425)	(6,255)	3%

Total net revenues	$73,495	$64,077	15%

Casino

Casino revenue increased $3.8 million or 18% from $21.4 million for the three months ended June 30, 2005 to $25.2 million for the three months ended June 30, 2006. The increase is due to both an increase in overall wagering and an overall increase in hold percentages. Of the $3.8 million increase in casino revenue between the quarter ended June 30, 2005 and June 30, 2006, $2.5 million is due to increased wagers - predominately in table games; and $1.9 million is hold percentage related - predominately in slots. These increases in revenue are offset by increases of $0.6 million in table games player incentives and revenue-sharing fees paid to slot vendors.

The Casino operating margin improved from 19.1% for the quarter ended June 30, 2005 to 23.5% for the quarter ended June 30, 2006. The favorable trend in operating margin is primarily due to stable casino-related expenses on higher revenue.

Rooms

For the quarter ended June 30, 2006, room revenue is $27.4 million compared to $26.0 million for the quarter ended June 30, 2005. The increase of $1.3 million or 5% over the prior year quarter ended June 30, 2005 is due to increased occupancy and increased hotel room rates. Hotel occupancy for the second quarter ended June 30, 2006 is 95% with a total average daily rate of $107.76. Occupancy for the second quarter ended June 30, 2005 was 93% with a total average daily rate of $102.69.

Hotel operating margins are 69% for the quarter ended June 30, 2006 and 72% for the quarter ended June 30, 2005. The decrease in margin is primarily due to increased labor costs and increased employee-related benefit costs as a percentage of revenues.

Food and Beverage

Food and Beverage revenue is $19.6 million for the quarter ended June 30, 2006 compared to $16.8 for the quarter ended June 30, 2005. The increase of 16% is due to both increased volume (772,518 food covers for the quarter ended June 30, 2006 compared to 741,314 food covers for the quarter ended June 30, 2005) and pricing (average check increased from $18.63 to $20.11 for the quarters ended June 30, 2005 to 2006, respectively).

The Food and Beverage margin improved from 21% for the quarter ended June 30, 2005 to 27% for the quarter ended June 30, 2006 as revenue increases outpaced labor and food cost increases.

Other

Other revenue includes revenue from entertainment, retail and miscellaneous item of income. Other revenue is $7.7 million for the quarter ended June 30, 2006 compared to $6 million for the quarter ended June 30, 2005. The increase of 29% is due to an expanded entertainment line up that increased entertainment revenue during the quarter ended June 30, 2006.

Operating expenses:

For the Three Months Ended June 30

(dollars in thousands)

	2006	2005	% CHANGE
Casino	$19,302	$17,354	11%
Rooms	8,536	7,407	15%
Food and beverage	14,233	13,271	7%
Other	6,870	3,668	87%

	48,941	41,700	17%
General and administrative	17,431	15,087	16%
Depreciation & amortization	3,176	2,196	45%

Total	$69,548	$58,983	18%

Operating Expenses

Operating expenses increased $7.2 million to $48.9 million for the quarter ended June 30, 2006 from $41.7 million for the quarter ended June 30, 2005. Approximately $3.4 million of the $7.2 million increase is attributable to entertainment costs associated with expanded entertainment offerings. Increases are also due to volume-related expenses including labor and benefits ($2.2 million) and supplies ($0.7 million).

General and Administrative

General and administrative expenses increased $2.3 million to $17.4 million for the quarter ended June 30, 2006 from $15.1 million for the the quarter ended June 30, 2005 primarily due to the implementation of SFAS No. 123(R) and an increase in additional media advertising costs.

Depreciation and amortization

For the quarter ended June 30, 2006, depreciation and amortization is $3.2 million compared to $2.2 million for the same quarter ended June 30, 2005. The increase is due to assets placed in service at the end of 2005 including the renovation of the casino floor and public areas and also additions to short-lived assets (namely slot machines).

Interest Expense

Interest expense for the quarter ended June 30, 2006 is $6.8 million compared to $5.3 million for the quarter ended June 30, 2005. The increase is attributable to a $1.0 million fee paid to exit the Archon Term Loan and an increase in the rate of interest on the Archon Term Loan which was refinanced at a lower rate of interest on May 11, 2006.

The average rate of interest on the Archon Term Loan was 9.9% during the period ended June 30, 2006 compared to 9.5% for the period ended June 30, 2005.

The interest rate on the Archon Term Loan that was refinanced on May 11, 2006 was 6.5% plus the greater of one-month LIBOR or 1.5%.

The interest rate on the New Term Loan is one-month LIBOR plus 2.9%.

Comparison of six months ended June 30, 2006 with June 30, 2005 net revenues:

Net revenues:

For the Six Months Ended June 30

(dollars in thousands)

	2006	2005	% CHANGE
Casino	$52,808	$47,602	11%
Rooms	56,894	54,676	4%
Food and beverage	38,343	34,580	11%
Other	15,349	11,739	31%

	163,394	148,597	10%
Less promotional allowances	(13,114)	(13,753)	(5)%

Total net revenues	$150,280	$134,844	11%

Casino

Casino revenue increased $5.2 million or 11% from $47.6 million for the six months ended June 30, 2005 to $52.8 million for the six months ended June 30, 2006. The increase is due to an increase in the volume of overall wagering combined with an overall increase in the hold percentage. The increase in the volume of wagering is the result of stepped up promotional activities including a larger number of special marketing events, a broader entertainment line-up and increased relationship marketing efforts. The increase in the hold percentage is primarily attributed to an increase in slot win from 5.9% for the six month period ended June 30, 2005 to 6.4% for the six month period ended June 30, 2006.

The Casino operating margin improved from 24% for the six month period ended June 30, 2005 to 28% for the six month period ended June 30, 2006 primarily due to higher casino revenues with minor increases in casino-related expenses.

Rooms

The hotel’s room revenue increased $2.2 million or 4% from $54.7 million for the six months ended June 30, 2005 to $56.9 million for the six months ended June 30, 2006. The increase is primarily due to a higher average daily rate for the six months ended June 30, 2006. Average daily rate for the six months ended June 30, 2006 was $114.82 compared to $108.81 for the six months ended June 30, 2005. Convention room nights continue to comprise the majority of the Company’s room occupancy. Convention room nights were 47.3% of the Company’s total room nights for the six months ended June 30, 2006 as compared to 46.6% of room nights for the six months ended June 30, 2005.

Hotel operating margins are 71% for the six months ended June 30, 2006 compared to 73% for the six months ended June 30, 2005. The decrease in margin is primarily due to increased labor costs and increased employee-related benefit costs as a percentage of revenue.

Food & Beverage

For the six months ended June 30, 2006, Food and Beverage revenue increased $3.8 million or 11% from $34.6 million to $38.3 million when compared to the six months ended June 30, 2005 as a result of price increases primarily in the banquet and catering segment.

The operating margin for Food and Beverage increased from 23% for the six months ended June 30, 2005 to 27% for the six months ended June 30, 2006. Margins increased primarily due to increased revenues and stable labor costs.

Other

Other revenues include entertainment ticket sales, retail sales and miscellaneous income. Other revenue is $15.3 million for the six months ended June 30, 2006 compared to $11.7 million for the six months ended June 30, 2005. The increase of $3.6 million or 31% is driven by ticket sales of additional entertainment acts including headliner Reba McEntire and the lounge show Menopause, the Musical. Also included in 2006 other revenue is a $600,000 cancellation fee associated with the cancellation of a major contract for the reservation of hotel rooms.

Operating Expenses:

For the Six Months Ended June 30

(dollars in thousands)

	2006	2005	% CHANGE
Casino	$38,024	$36,125	5%
Rooms	16,368	14,875	10%
Food and beverage	28,097	26,621	6%
Other	10,640	6,811	56%

	93,129	84,432	10%
General and administrative	34,534	30,159	15%
Depreciation & amortization	6,230	4,568	36%

Total	$133,893	$119,159	12%

Operating Expenses

For the six months ended June 30, 2006 operating expenses (other than general and administrative depreciation and amortization) increased by $8.7 million to $93.1 million for the six months ended June 30, 2006 from $84.4 million for the six months ended June 30, 2005 due to increased business volume especially in the entertainment segment. Entertainment expenses (primarily artist fees) increased approximately $4.0 million due to the addition of headliners such as Reba McEntire, the addition of a Broadway type production (Menopause, the Musical) and a greater number of performances by Barry Manilow. Increases in other operating expenses also included $2.7 million for labor and employee-related benefits.

General and Administrative

General and Administrative expenses increased $4.4 million or 15% for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, primarily due to the implementation of SFAS No. 123(R) and an increase in advertising media costs.

Depreciation and Amortization

Depreciation and amortization increased $1.7 million or 36% for the period ended June 30, 2006 as compared to the six months ended June 30, 2005, due the addition of short-lived assets to property and equipment and the commencement of depreciation of a $12 million renovation project in the fourth quarter of 2005.

Interest Expense

Interest expense totaled $12.6 million for the six month period ended June 30, 2006, an increase of $2.4 million over the six month period ended June 30, 2005. The increase is due to a fee of $1.0 million to pay off the Archon Term Loan and an increase in the term loan rate of interest.

The average rate of interest on the Archon Term Loan was 10.3% during the period ended June 30, 2006 compared to 9.3% for the period ended June 30, 2005.

The interest rate on the Archon Term Loan was 6.5% plus the greater of one-month LIBOR or 1.5%. The interest rate on the New Term Loan is one-month LIBOR plus 2.9%.

Financial Condition

Liquidity and Capital Resources

Cash flows of the Company for the six months ended June 30, 2006 compared to the six months ended June, 2005 consisted of the following:

Cash Flow - Operating Activities

Cash flow provided by operations is $2.0 million for the six months ended June 30, 2006 compared to $10.2 million provided by operations for the six months ended June 30, 2005. The Company reduced accounts payable and accrued expenses for the six months ended June 30, 2006 by $11.4 million. For the six months ended June 30, 2005 accounts payable and accrued expenses increased by $1.7 million.

Cash Flows - Investing Activities

For the six months ended June 30, 2006, $14.7 million of cash was used to fund investing activities, the majority of which related to additions to property and equipment. For the six months ended June 30, 2005, $6.2 million of cash was used for additions to property and equipment. During 2006, a majority of the invested funds were used to renovate hotel rooms and add operating equipment; during 2005, investing funds were primarily used to acquire new slot machines and renovate the casino floor and public areas within the hotel.

Cash Flows - Financing Activities

For the six months ended June 30, 2006, $216.3 million of cash was received from the refinancing of the Archon Term Loan, $3.4 million of the proceeds were debt issuance costs.

As of June 30, 2006, the Company had cash and equivalents of $17.3 million of which $7.1 million was cash in the casino used to fund daily operations. For the remainder of 2006, the Company expects to fund property operations, capital expenditures, and debt service requirements from existing cash balances, operating cash flow and new borrowings under the New Term Loan.

Other Factors Affecting Liquidity

While the Company believes that the cash provided by its cash flows from operations together with cash on hand will be adequate to fund its activities, including the capital expenditures that the Company plans to make, no assurances can be made that such sources will be sufficient to meet such requirements. Covenants under the New Term Loan restrict the Company’s future borrowing capacity. However, subject to certain conditions, the New Term Loan does permit the Company to incur additional debt to fund working capital. If circumstances warrant, the Company may seek to obtain a working capital line of credit.

A downturn in the economy, increase in revenue or wagering taxes, acts of terrorism, war or military actions would impact the Company’s casino operations and negatively impact its cash flows from operations. If this were to occur, the Company would be required to adjust its capital spending plans.

On May 11, 2006, the Company entered into a new Loan Agreement (the “New Term Loan”). The New Term Loan is for an initial principal amount of $209 million and is for an initial term of two (2) years with three one-year extensions. The New Term Loan is subject to a $5.8 million holdback amount for deferred maintenance projects and is subject to future funding to a maximum of $250 million. Interest on the New Term Loan accrues at a rate of one month LIBOR plus 2.9%. The New Term Loan provides for no amortization during the term. The New Term Loan is secured by a first priority deed of trust on the Property.

Pursuant to the terms of the New Term Loan, the Company purchased an interest rate cap with LIBOR strike rate of 5.75% for the first two years of the New Term Loan and an interest rate cap with LIBOR strike rate of 6.25% for any extension periods.

Proceeds of the New Term Loan were used to extinguish the June 18, 2004 Archon Term Loan.

Contractual Obligation and Other Commitments

The following table summarizes the Company’s contractual obligations and commitments (amount in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In thousands)
Long-Term Debt Obligations
Term Loan (a)	$—	$216,278	$—	$—	$216,278
Variable interest payments (b)	17,259	15,102	—	—	32,361
Contractual Obligations
Employment agreements (c)	1,370	2,841	—	—	4,211
Licensing agreement (d)	2,000	3,000	—	—	5,000
Entertainment contracts (e)		—	—	—	—

	$20,629	$237,221	$—	$—	$257,850

(a)	A new Term Loan was entered into May 11, 2006. The new Term Loan is for an initial principal amount of $209 million and is for an initial term of two years with three one-year extensions. The Loan accrues interest at a rate of LIBOR (which was 5.08% at June 30, 2006) plus 2.9%. The Loan is secured by a first priority deed of trust on the property and has no amortization.
(b)	Based on June 30, 2006 LIBOR rates of 5.08% plus 2.9%.
(c)	The Company is party to employment agreements with three of its senior executives, with original terms of three to five years.
(d)	The Company licenses from Hilton the right to use the mark “Hilton” and is part of Hilton’s reservation system and Hilton’s “HHonors Program TM”. The license expires on December 31, 2008 and during the term of the license, the Company is required to pay Hilton an annual fee of $2 million plus 1% of the Hotel’s gross room revenue.
(e)	The Company is party to certain contracts to retain specific entertainers for recurring performances. These agreements expire during 2006 and thus are not long-term. Contracts are currently under negotiation for extension.

Off-Balance Sheet Arrangements

The Company is not currently subject to any off-balance sheet arrangements which it believes will have a material adverse impact on its financial condition.

Debt Instruments

The following table provides information about the Company’s long-term debt at June 30, 2006 (amounts in thousands):

	Maturity Date	Face amount	Carrying value	Estimated fair value
New Term Loan	June 2008	$216,278	$216,278	$216,278

The New Term Loan is for an initial principal amount of $209 million and interest accrues at a rate of one-month LIBOR (5.08% at June 30, 2006) plus 2.9%. The Company drew an additional $7 million against the New Term Loan in June of 2006. The initial term is two years with three one-year extension options. The New Term Loan contains certain restrictions that, among other things, limit the ability of the Company to incur additional indebtedness, create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell assets of the Company without prior approval of the lenders or noteholders.

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

Critical Accounting Policies

Significant Accounting Policies and Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States. Certain of its accounting policies, including the determination of slot club promotion liability, the estimated useful lives assigned to its assets, asset impairment, insurance reserves, and purchase price allocations made in connection with its acquisitions require that it apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company’s judgments are based on its historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There can be no assurance that actual results will not differ from the Company’s estimates. To provide an understanding of the methodology the Company applies, its significant accounting policies and basis of presentation are discussed below, as well as where appropriate in this discussion and analysis and in the notes to the Company’s financial statements.

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

Derivative Instruments and Hedging Activities

The Company’s New Term Loan requires it to enter into interest rate caps in order to manage interest rate risks associated with this borrowing. The Company has adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended by SFAS No. 138 and 149) to account for its interest rate cap arrangement. The Company has not designated its interest rate cap as a hedge; therefore, changes in the market value of the interest rate cap are recognized as gains and losses in the period of the change.

Allowance for Doubtful Accounts Reserves

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

The Company adopted SFAS No, 123(R) on January 1, 2006 using the “modified prospective” method, in which compensation cost is recognized beginning with the effective date (a) based on the requirement of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The impact of adopting SFAS No, 123(R) is discussed in Footnote 5 “2004 Incentive Plan”.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company’s primary exposure to market risk is interest rate risk associated with its long-term debt. The Company attempts to manage its interest rate risk by the use of an interest rate cap on its New Term Loan. The ability to enter into an interest rate cap allows the Company to manage its interest rate risk associated with its variable rate debt.

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

As of June 30, 2006 the New Term Loan has a floating interest rate based on LIBOR plus 2.9%. The initial term of the New Term Loan is two years with three one-year extension options. The New Term Loan is subject to interest rate risk and the interest payments associated with the New Term Loan will increase if LIBOR increases.

Pursuant to the terms of the New Term Loan, the Company purchased an interest rate cap with a LIBOR strike rate of 5.75% for the first two years of the New Term Loan and an interest rate cap with a LIBOR strike rate of 6.25% for any extension periods; therefore, a hypothetical increase in LIBOR of 100 basis points from the rates in effect on the date of this Form 10-Q would not cause the interest payments on the New Term Loan to increase significantly. The LIBOR strike rate of the interest rate cap on the date of this Form 10-Q provides protection for the Company against significant increases in LIBOR. Interest paid in excess of the LIBOR strike rate would be refunded to the Company to offset interest paid.

The Company has not had any material changes in its exposure to market risk since December 31, 2005.

The Company does not have any significant foreign currency exchange rate risk or commodity price risk and it does not currently trade any market sensitive instruments.

ITEM 4. CONTROLS AND PROCEDURES

As required by in Rules 13a-15d of the Securities Exchange Act of 1934, as amended, the Company’s management, including our Executive Vice President of Finance and our Chief Executive Officer and General Manager, performed an evaluation of the effectiveness of the design and operation of Company’s disclosure controls and procedures to determine whether any changes occurred during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control of financial reporting. Based upon that evaluation there have been no such changes during the second quarter 2006.

- PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBIT NUMBER	Description of Exhibits
2.1	Purchase and Sale Agreement, dated as of December 24, 2003, by and among Colony Resorts LVH Acquisitions, LLC, LVH Corporation and Caesars Entertainment Corporation*

3.1	Articles of Organization, dated as of December 18, 2003, for Colony Resorts LVH Acquisitions, LLC*

3.2	Operating Agreement, dated as of December 22, 2003, for Colony Resorts LVH Acquisitions, LLC*

3.3	Amended and Restated Operating Agreement, dated June 18, 2004, for Colony Resorts LVH Acquisitions, LLC+

3.4	Amendment No. 1 to the Amended and Restated Operating Agreement, dated July 23, 2004, for Colony Resorts LVH Acquisitions, LLC****

3.5	Amendment to Articles of Organization, dated June 25, 2004, for Colony Resorts LVH Acquisitions, LLC*****

10.1	Deposit Escrow Agreement, dated as of December 24, 2003, by and among LVH Corporation, Colony Resorts LVH Acquisitions, LLC and Nevada Title Company*

10.2	Coinvestment Transfer Restriction Agreement, dated June 18, 2004, by and among Mr. Barrack, Mr. Ribis, Co-Investment Partners and Coinvestment Voteco+

10.3	Transfer Restriction Agreement, dated June 18, 2004, by and among Mr. Barrack, Holdings and Voteco+

10.4	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Rodolfo Prieto*

10.5	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser*

10.6	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Kenneth Ciancimino*

10.7	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Rodolfo Prieto*

10.8	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser*

10.9	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Kenneth Ciancimino*

10.10	Employment Agreement, dated as of May 17, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Gonzalo De Varona.***

10.11	Employment Agreement, dated as of April 12, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Stewart.***

10.12	Vice Chairman Agreement, dated June 18, 2004, between Colony Resorts LVH Acquisitions, LLC and Nicholas L. Ribis.****

10.13	Colony Resorts LVH Acquisitions, LLC 2004 Incentive Plan****

10.14	(Intentionally omitted)

10.15	Sale Right Agreement, dated June 18, 2004, by and among Colony Resorts LVH Acquisitions, LLC, Colony Resorts LVH Holdings, LLC, Colony Resorts LVH Coinvestment Voteco, LLC, Colony Resorts LVH Voteco, LLC and Colony Resorts LVH Co-Investment Partners, L.P.****

10.16	Services Agreement, dated June 18, 2004, between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel and Casino, Inc.****

10.17	Amended and Restated Joint Marketing Agreement, dated April 26, 2005, by and among Colony Resorts LVH Acquisitions, LLC, Resorts International Hotel, Inc. and Resorts International Holdings, LLC+++

10.18	Amended and Restated Joint Services Agreement, dated April 26, 2005, by and among Colony Resorts LVH Acquisitions, LLC, Resorts International Hotel, Inc. and Resorts International Holdings, LLC+++

10.19	Employment Agreement, dated as of May 11, 2003, between LVH Corporation and Thomas Page.****

10.20	Addendum to Employment Agreement, dated as of June 22, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Thomas Page.****
10.21	Addendum to Employment Agreement, dated as of April 28, 2006, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser
10.22	Addendum to Employment Agreement, dated as of April 28, 2006, by and between Colony Resorts LVH Acquisitions, LLC and Ken Ciancimino
10.23	Loan Agreement dated as of May 11, 2006, between Colony Resorts LVH Acquisitions, LLC and Goldman Sachs Commercial Mortgage Capital, L.P. ++++
14.1	Code of Ethics++
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

METHOD OF FILING

*	Incorporated by reference to the Registrant’s Form 10, filed March 15, 2004 (File Number 0-50635).
**	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 10, filed April 26, 2004 (File Number 0-50635).
***	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Form 10, filed June 17, 2004 (File Number 0-50635).
+	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed June 28, 2004 (File Number 0-50635).
****	Incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to Form 10 filed August 13, 2004 (File Number 0-50635).
*****	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 23, 2004 (File Number 0-50635).
++	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 31, 2005 (File Number 0-50635)
+++	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 (File Number 0-50635).
++++	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed May 19, 2006

(b) Reports on Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONY RESORTS LVH ACQUISITIONS, LLC

Date: August 14, 2006	By:	/s/ Rodolfo Prieto
Rodolfo Prieto
Chief Executive Officer and General Manager

Date: August 14, 2006	By:	/s/ Robert Schaffhauser
Robert Schaffhauser
Executive Vice President of Finance