Form 10-Q
period 2006-09-30
COLONY RESORTS LVH ACQUISITIONS LLC
filed 2006-11-14
CIK 1282607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

As of November 07, 2006, there were 1.50 Class A Membership Units of Colony Resorts LVH Acquisitions LLC issued and outstanding.

COLONY RESORTS LVH ACQUISITIONS, LLC

FORM 10-Q

COLONY RESORTS LVH ACQUISITIONS, LLC

CONDENSED STATEMENTS OF FINANCIAL POSITION

(in thousands)

	September 30, 2006	December 31, 2005 *
	(Unaudited)
Assets
CURRENT ASSETS:
Cash and equivalents	$15,147	$17,218
Restricted cash	7,134	2,278
Accounts receivable, net of allowance for doubtful accounts of $3,866 at September 30, 2006 and $2,376 at December 31, 2005	20,658	18,415
Due from affiliates	—	2,370
Inventories	2,829	3,099
Prepaid expenses and other current assets	6,896	5,285

Total current assets	52,664	48,665
PROPERTY AND EQUIPMENT, NET	325,174	312,967
RESTRICTED CASH	2,882	5,471
OTHER ASSETS, NET	3,691	2,596

Total assets	$384,411	$369,699

Liabilities and Members’ Equity
CURRENT LIABILITIES:
Accounts payable	$10,753	$12,849
Accrued expenses	32,166	36,204
Due to affiliates	1,085	—

Total current liabilities	44,004	49,053
TERM LOAN	220,496	200,000

Total liabilities	264,500	249,053

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE MEMBERS’ EQUITY	60,000	60,000
MEMBERS’ EQUITY	59,911	60,646

Total liabilities and members’ equity	$384,411	$369,699

*	Condensed from audited financial statements.

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except unit data)

	For the three months ended September 30, 2006	For the three months ended September 30, 2005
Revenues:
Casino	$28,242	$22,614
Rooms	21,810	21,149
Food and beverage	16,716	15,293
Other revenue	7,207	6,763

Total revenue	73,975	65,819
Less: promotional allowances	(6,571)	(6,123)

Net revenues	67,404	59,696
Expenses:
Casino	20,562	18,185
Rooms	7,789	7,867
Food and beverage	12,588	12,418
Other expense	5,777	4,613
General & administrative	17,855	15,521
Depreciation	3,306	2,812

Total expense	67,877	61,416

Operating loss	(473)	(1,720)
Interest expense	5,210	5,265

Net loss	$(5,683)	$(6,985)

Net loss allocation
Allocable to Class A	$—	$—
Allocable to Class B	$(5,683)	$(6,985)
Basic weighted average Class A membership units outstanding	1.50	1.50
Basic weighted average Class B membership units outstanding	1,500,000.00	1,500,000.00
Diluted weighted average membership units outstanding	1,500,001.50	1,500,001.50
Net loss per Class A membership unit-basic	$(3.79)	$(4.66)
Net loss per Class B membership unit-basic	$(3.79)	$(4.66)
Per membership unit-diluted	$(3.79)	$(4.66)

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except unit data)

	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005
Revenues:
Casino	$81,050	$70,216
Rooms	78,704	75,825
Food and beverage	55,059	50,637
Other revenue	22,557	17,739

Total revenue	237,370	214,417
Less: promotional allowances	(19,686)	(19,877)

Net revenues	217,684	194,540
Expenses:
Casino	58,586	54,788
Rooms	24,156	23,147
Food and beverage	40,685	39,666
Other expense	16,418	11,497
General & administrative	52,388	44,097
Depreciation	9,536	7,380

Total expense	201,769	180,575

Operating income	15,915	13,965
Interest expense	17,806	15,480

Net loss	$(1,891)	$(1,515)

Net loss allocation
Allocable to Class A	$—	$—
Allocable to Class B	$(1,891)	$(1,515)
Basic weighted average Class A membership units outstanding	1.50	1.50
Basic weighted average Class B membership units outstanding	1,500,000.00	1,500,000.00
Diluted weighted average membership units outstanding	1,500,001.50	1,500,001.50
Net loss per Class A membership unit-basic	$(1.26)	$(1.01)
Net loss per Class B membership unit-basic	$(1.26)	$(1.01)
Per membership unit-diluted	$(1.26)	$(1.01)

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,891)	$(1,515)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	9,536	7,380
Provision for bad debts	1,437	823
Change in value of interest rate cap	469	53
Amortization of deferred financing costs	1,407	1,579
Stock – based employee compensation	1,155	—
Changes in operating assets and liabilities:
Accounts receivable	(3,680)	(7,245)
Inventories, prepaid expenses and other assets	(710)	(1,863)
Accounts payable and accrued expenses	(6,134)	4,365
Due to/from affiliates	3,455	1,804

Net cash provided by operating activities	5,044	5,381

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(21,742)	(12,330)
Restricted cash	(2,267)	13,981

Net cash (used in) provided by investing activities	(24,009)	1,651

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from refinancing of new Term Loan	220,496	—
Repayment of Archon Term Loan	(200,000)	—
Debt issuance costs from refinancing of term loan	(3,602)	—

Net cash provided by financing activities	16,894	—

(Decrease)/increase in cash and equivalents	(2,071)	7,032
Cash and equivalents at beginning of period	17,218	12,888

Cash and equivalents at end of period	$15,147	$19,920

Supplemental Cash Flow Information:
Cash paid for interest, net of capitalized interest	$15,993	$13,472

See notes to the unaudited condensed financial statements.

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

Prior to June 18, 2004, the Company had conducted no business other than in connection with the execution of the Purchase and Sale Agreement (as defined below), relating to the acquisition of substantially all of the assets and certain liabilities of LVH Corporation, a Nevada corporation (“LVH”) (the “Acquisition”). LVH is a wholly-owned indirect subsidiary of Harrah’s Entertainment, Inc., as a result of the merger between Harrah’s Entertainment Inc. and Caesars Entertainment, Inc. Prior to the Acquisition, LVH operated the Las Vegas Hilton, a casino resort located in Las Vegas, Nevada (the “Hotel” or the “Property”). Commencing June 18, 2004, the revenues and expenses of the Property are included in the Company’s statements of operations.

Interim Financial Statements

The accompanying condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results for the three-month and nine-month periods ended September 30, 2006, are not necessarily indicative of results to be expected for the full fiscal year.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (filed March 31, 2006 (File Number 0-50635)) (the “Form 10K”).

Use of Estimates

The preparation of the unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses; including related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates those estimates, including those related to asset impairments, accruals for slot and table game marketing points, compensation and related benefits, revenue recognition, allowance for doubtful accounts, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Reclassification

Certain amounts in the three and nine months ended September 30, 2005 financial statements have been reclassified to conform to the September 30, 2006 presentation. These reclassifications had no effect on the previously reported net income or loss.

2. NEW TERM LOAN

On May 11, 2006, the Company entered into a new Loan Agreement with Goldman Sachs Commercial Mortgage Capital, L.P. (the “new Term Loan”). The new Term Loan is for an initial principal amount of $209 million and is for an initial term of two (2) years with three one-year extensions. The Company has drawn an additional $11.3 million against the new Term Loan. The new Term Loan is subject to a $5.8 million holdback amount, included in restricted cash, for deferred maintenance projects and is subject to future funding to a maximum of $250 million.

Interest on the new Term Loan accrues at a rate of one month LIBOR plus 2.9%. The new Term Loan provides for no amortization during the term. The new Term Loan is collateralized by a first priority deed of trust on the Property.

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

3. RELATED PARTY TRANSACTIONS

The Company has billed Resorts International Holdings, LLC, (“RIH”), a company affiliated through common ownership, certain costs and expenses incurred on its behalf. All amounts billed have been paid by RIH as of September 30, 2006.

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

During the three and nine month periods ended September 30, the Company provided and/or received services from these affiliated companies. The total net value of services received from the affiliated companies was approximately $1.1 million for the quarter ended September 30, 2006 and approximately $3.1 million for the nine months ended September 30, 2006.

4. REDEEMABLE MEMBERS EQUITY

In connection with the closing of the Acquisition, the Company, Voteco, Co-Investment Voteco, Co-Investment Partners and Holdings entered into a Sale Right Agreement, dated June 18, 2004 (the “Sale Right Agreement”). Pursuant to the terms of Co-Investment Partners’ partnership agreement, at any time after May 23, 2008, Whitehall (a limited partner in Co-Investment Partners and an affiliate of Goldman Sachs Commercial Mortgage Capital, L.P., the lender under the new Term Loan) has the right to request that Co-Investment Partners purchase all of Whitehall’s interest in Co-Investment Partners at a purchase price determined by Whitehall. Pursuant to the Sale Right Agreement, upon receiving notice from Whitehall that it has exercised the sale right the Company must, within forty-five days elect to either (1) purchase that portion of the Class B Membership Units which represent Whitehall’s ownership interest in Co-investment Partners or (2) sell the Company in its entirety. If the Company elects not to redeem the Class B Membership Units, it must appoint Goldman Sachs & Co. as its sole and exclusive agent for a period of one year to seek to sell the Company at a price extrapolated from the price Whitehall established for its interest in Co-Investment Partners. In addition, on June 18, 2010, if the Company has not been sold pursuant to the sale right described above or otherwise, the Company shall appoint Goldman Sachs & Co. as its sole agent to seek to sell the Company at the best price obtainable unless Whitehall and Co-Investment Partners both agree not to sell the Company or to postpone such sale. For purposes of the diluted membership unit calculation, it is assumed that the redemption of Whitehall’s interest or sale of the property will be consummated at fair value.

5. 2004 INCENTIVE PLAN

In connection with the closing of the Acquisition, the Company’s board and members approved the Company’s 2004 Incentive Plan (the “Plan”). As of June 18, 2004, the Company had a total of 0.167 Class A Units and 166,667 Class B units reserved for issuance under the Plan. The Plan was amended by the board on May 16, 2006 to remove section 7 of the Plan to (1) comply with Section 409A of the Internal Revenue Code of 1986, as amended from time to time, and (2) eliminate the provision that excludes the value attibutable to the Development Parcels (as defined in the Plan).

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

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(revised 2004), “Share-Based Payment” (SFAS No. 123(R)) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. The Company adopted SFAS No. 123(R) using the modified prospective method and accordingly, financial statement amounts for prior periods presented in the Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to these options.

The fair value of the option awards is estimated on the date of grant using an appraisal of the value of the Company and its membership units. No additional grants have been awarded subsequent to the Acquisition date.

There was approximately $385,000 and $1.2 million of compensation cost related to the 166,667 options recognized in general and administrative expenses in the three months and nine months ended September 30, 2006 respectively in the implementation of FAS 123(R). The estimated fair value of the options at the date of grant was $27.73 per membership unit and was computed using the Black-Scholes-Merton option pricing model with the following weighted average assumptions: risk free interest rate of 3.24%; no expected dividend yields; and expected vesting periods of 36 months. The following table sets forth the assumptions used to determine compensation cost for these options consistent with the requirements of SFAS No. 123(R).

Weighted-average assumptions:	Three and Nine Months Ended September 30, 2006
Model	Black-Scholes
Number of options	166,667 options
Membership unit price	$100
Exercise unit price	$100
Dividend yield	N/A
Volatility	40%
Risk-free rate	3.24%
Valuation Date	June 18, 2004
Expiration Date	June 18, 2014
Term	36 months
Up movement	N/A
Down movement	N/A
Risk Neutral Probability	N/A

Under APB No. 25 there was no compensation cost recognized for these options and thus the financial statements for the three months and nine months ended September 30, 2005 include no such costs. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123.

(in thousands, except membership unit data)

	Three months ended September 30, 2005		Nine months ended September 30, 2005
	Class A Membership Units	Class B Membership Units	Class A Membership Units	Class B Membership Units
Net loss as reported	$—	$(6,985)	$—	$(1,515)
Stock-based compensation cost	—	(385)	—	(1,155)

Pro-forma net loss	$—	$(7,370)	$—	$(2,670)

Basic loss per membership unit as reported	$(4.66)	$(4.66)	$(1.01)	$(1.01)
Stock-Based compensation cost	—	(.26)	—	(.77)

Pro-forma basic and diluted Loss per share	$(4.66)	$(4.92)	$(1.01)	$(1.78)

6. COMMITMENTS AND CONTINGENCIES

Letters of Credit

In September 2006 and 2005, the Company was required to deliver irrevocable standby letters of credit in the amounts of $1,435,000 and $1,437,000, respectively, in connection with self insurance policies issued by its insurance carriers. These letters of credit are secured by certificates of deposit for $1,435,000 and $1,437,000 which are included in restricted cash on the balance sheet as of September 30, 2006 and 2005. The expiration dates of these letters of credit are October 2007 and 2006, respectively, and are automatically extended for one year from their expiration date unless the issuing bank notifies the Company sixty days prior to such expiration dates that the letters of credit will not be renewed. As of September 30, 2006, there are no amounts outstanding on either letter of credit.

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

Overview

Prior to June 18, 2004, Colony Resorts LVH Acquisitions, LLC (the “Company”) conducted no business other than in connection with the completion of the acquisition of substantially all of the assets and certain liabilities of LVH Corporation, a Nevada corporation (“LVH”) (the “Acquisition”). LVH is a wholly-owned indirect subsidiary of Harrah’s Entertainment, Inc. as a result of the merger between Harrah’s Entertainment, Inc. and Caesars Entertainment, Inc. Prior to the Acquisition, LVH operated the Las Vegas Hilton, a casino resort located in Las Vegas, Nevada (the “Hotel” or “Property”). The Acquisition closed on June 18, 2004. Since June 18, 2004, the Company has owned and operated the Property. The following discussion of the Company’s results of operations compares the three and nine months ended September 30, 2006 to the three and nine months ended September 30, 2005 respectively.

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

Results of Operations

Comparison of three months ended September 30, 2006 with September 30, 2005

Net revenues:

For the Three Months Ended September 30

(dollars in thousands)

	2006	2005	% CHANGE
Casino	$28,242	$22,614	25%
Rooms	21,810	21,149	3%
Food and beverage	16,716	15,293	9%
Other	7,207	6,763	7%

	73,975	65,819	12%
Less promotional allowances	(6,571)	(6,123)	7%

Total net revenues	$67,404	$59,696	13%

Casino

Casino revenue increased $5.6 million or 25% from $22.6 million for the three months ended September 30, 2005 to $28.2 million for the three months ended September 30, 2006. The increase is primarily due to a 46% increase in table games wagering and an improvement in the slot hold percentage. Of the $5.6 million increase in casino revenue between the quarter ended September 30, 2005 and September 30, 2006, $4.5 million is due to increased table games wagers; and $2.3 million is slot hold percentage related.

The Casino operating margin improved to 27.2% for the quarter ended September 30, 2006 from 19.6% for the quarter ended September 30, 2005. The favorable trend in operating margin is primarily due to stable casino-related expenses on higher revenue.

Rooms

For the quarter ended September 30, 2006, room revenue is $21.8 million compared to $21.1 million for the quarter ended September 30, 2005. The increase of $.7 million or 3% over the prior year quarter ended September 30, 2005 is due to increased occupancy and increased hotel room rates. Hotel occupancy for the third quarter ended September 30, 2006 is 91.7% with a total average daily rate of $91.49. Occupancy for the third quarter ended September 30, 2005 was 90.1% with a total average daily rate of $85.75.

Hotel operating margins are 64.3% for the quarter ended September 30, 2006 and 62.8% for the quarter ended September 30, 2005. The increase in margin is primarily due to stable hotel related expenses on higher hotel revenues.

Food and Beverage

Food and Beverage revenue is $16.7 million for the quarter ended September 30, 2006 compared to $15 million for the quarter ended September 30, 2005. The increase of 9% is primarily due to an increase in prices.

The Food and Beverage margin improved from 18.8% for the quarter ended September 30, 2005 to 24.7% for the quarter ended September 30, 2006 as revenue increases outpaced labor and food cost increases.

Other

Other revenue includes revenue from entertainment, retail and miscellaneous items of income. Other revenue is $7.2 million for the quarter ended September 30, 2006 compared to $6.8 million for the quarter ended September 30, 2005.

Operating expenses:

For the Three Months Ended September 30

(dollars in thousands)

	2006	2005	% CHANGE
Casino	$20,562	$18,185	13%
Rooms	7,789	7,867	(1)%
Food and beverage	12,588	12,418	1%
Other	5,777	4,613	25%

	46,716	43,083	8%
General and administrative	17,855	15,521	15%
Depreciation & amortization	3,306	2,812	18%

Total	$67,877	$61,416	11%

Operating Expenses

Operating expenses increased $3.6 million to $46.7 million for the quarter ended September 30, 2006 from $43.1 million for the quarter ended September 30, 2005. Increases are due to volume-related expenses including entertainment ($1.2 million) and labor and benefits ($1.2 million), provision for bad debt expense ($.6 million) and supply and other volume related costs ($.6 million). Entertainment expenses primarily include increased artist fees for the headliner Reba McEntire and the Broadway production show Menopause the Musical.

General and Administrative

General and administrative expenses increased $2.3 million to $17.9 million for the quarter ended September 30, 2006 from $15.5 million for the quarter ended September 30, 2005 primarily due to the implementation of SFAS No. 123(R), an increase in additional media advertising costs and an increase in the cost of services provided under the Joint Services Agreement.

Depreciation and amortization

For the quarter ended September 30, 2006, depreciation and amortization is $3.3 million compared to $2.8 million for the same quarter ended September 30, 2005. The increase is due to assets placed in service at the end of 2005 and during the first quarter of 2006 including the renovation of the casino floor and public areas and also additions to short-lived assets (namely slot machines).

Interest Expense

Interest expense for the quarter ended September 30, 2006 is $5.2 million compared to $5.3 million for the quarter ended September 30, 2005.

The average rate of interest on the new Term Loan was 8.26% during the quarter ended September 30, 2006 compared to 10.6% on the Archon Term Loan for the period ended September 30, 2005.

The interest rate on the Archon Term Loan that was refinanced on May 11, 2006 was 6.5% plus the greater of one-month LIBOR or 1.5%.

The interest rate on the new Term Loan is one-month LIBOR plus 2.9%.

Comparison of nine months ended September 30, 2006 with September 30, 2005 net revenues:

Net revenues:

For the Nine Months Ended September 30

(dollars in thousands)

	2006	2005	% CHANGE
Casino	$81,050	$70,216	15%
Rooms	78,704	75,825	4%
Food and beverage	55,059	50,637	9%
Other	22,557	17,739	27%

	237,370	214,417	11%
Less promotional allowances	(19,686)	(19,877)	(1)%

Total net revenues	$217,684	$194,540	12%

Casino

Casino revenue increased $10.8 million or 15% from $70.2 million for the nine months ended September 30, 2005 to $81 million for the nine months ended September 30, 2006. The increase is due to an increase in the volume of overall wagering the increase is primarily due to a 20% increase in table games wagering and an improvement in the slot hold percentage. The increase in the volume of wagering is the result of stepped up promotional activities including a larger number of special marketing events, a broader entertainment line-up and increased relationship marketing efforts and hold percentage.

The Casino operating margin improved from 22% for the nine month period ended September 30, 2005 to 27.7% for the nine month period ended September 30, 2006 primarily due to higher casino revenues with minor increases in casino-related expenses.

Rooms

The hotel’s room revenue increased $2.9 million or 4% from $75.8 million for the nine months ended September 30, 2005 to $78.7 million for the nine months ended September 30, 2006. The increase is primarily due to a higher average daily rate for the nine months ended September 30, 2006. Average daily rate for the nine months ended September 30, 2006 was $107.51 compared to $101.44 for the nine months ended September 30, 2005. Convention room nights continue to comprise the majority of the Company’s room occupancy. Convention room nights were 44% of the Company’s total room nights for the nine months ended September 30, 2006 as compared to 43% of room nights for the nine months ended September 30, 2005.

Hotel operating margins are 69.3% for the nine months ended September 30, 2006 compared to 69.5% for the nine months ended September 30, 2005. The decrease in margin is primarily due to increased labor costs and increased employee-related benefit costs as a percentage of revenue.

Food & Beverage

For the nine months ended September 30, 2006, Food and Beverage revenue increased $4.4 million or 9% from $50.6 million to $55 million when compared to the nine months ended September 30, 2005 as a result of price increases primarily in the banquet and catering segment.

The operating margin for Food and Beverage increased from 21.7% for the nine months ended September 30, 2005 to 26.1% for the nine months ended September 30, 2006. Margins increased primarily due to increased revenues and stable labor costs.

Other

Other revenues include entertainment ticket sales, retail sales and miscellaneous income. Other revenue is $22.6 million for the nine months ended September 30, 2006 compared to $17.7 million for the nine months ended September 30, 2005. The increase of $4.8 million or 27% is driven by ticket sales of additional entertainment acts including headliners Reba McEntire and the lounge show Menopause, the Musical. Also included in 2006 other revenue is a $600,000 cancellation fee associated with the cancellation of a major contract for the reservation of hotel rooms.

Operating Expenses:

For the Nine Months Ended September 30

(dollars in thousands)

	2006	2005	% CHANGE
Casino	$58,586	$54,788	7%
Rooms	24,156	23,147	4%
Food and beverage	40,685	39,666	3%
Other	16,418	11,497	43%

	139,845	129,098	8%
General and administrative	52,388	44,097	19%
Depreciation & amortization	9,536	7,380	29%

Total	$201,769	$180,575	11%

Operating Expenses

For the nine months ended September 30, 2006 operating expenses (other than general and administrative and depreciation and amortization) increased by $10.7 million to $139.8 million for the nine months ended September 30, 2006 from $129.1 million for the nine months ended September 30, 2005 due to increased business volume especially in the entertainment segment. Entertainment expenses (primarily artist fees) increased approximately $4.8 million due to the addition of headliners such as Reba McEntire and the addition of a Broadway type production (Menopause, the Musical). Increases in other operating expenses also included $3.9 million for labor and employee-related benefits.

General and Administrative

General and Administrative expenses increased $8.3 million or 19% for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, primarily due to the implementation of SFAS No. 123(R), an increase in advertising media costs, and an increase in the cost of services provided under the Joint Service Agreement.

Depreciation and Amortization

Depreciation and amortization increased $2.2 million or 29% for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The increase is due to assets placed in service during the last quarter of 2005 and the first quarter of 2006 including the renovation of the casino floor and public areas and also additions to short lived assets (namely slot machines).

Interest Expense

Interest expense totaled $17.8 million for the nine month period ended September 30, 2006, an increase of $2.3 million over the nine month period ended September 30, 2005. The increase is due to a fee of $1.0 million to pay off the Archon Term Loan, the write off of unamortized costs associated with the prior Archon Term Loan, a reduction in value of the interest rate cap and an increase in the principal sum of the new Term Loan.

The average rate of interest on the Term Loan was 9.68% during the nine month period ended September 30, 2006 compared to 10.3% on the Term Loan for the nine month period ended September 30, 2005.

The interest rate on the Archon Term Loan was 6.5% plus the greater of one-month LIBOR or 1.5%. The interest rate on the new Term Loan is one-month LIBOR plus 2.9%.

Financial Condition

Liquidity and Capital Resources

Cash flows of the Company for the nine months ended September 30, 2006 compared to the nine months ended September, 2005 consisted of the following:

Cash Flow - Operating Activities

Cash flow provided by operations is $5.0 million for the nine months ended September 30, 2006 compared to $5.4 million provided by operations for the nine months ended September 30, 2005. The Company reduced accounts payable and accrued expenses for the nine months ended September 30, 2006 by $6.1 million. For the nine months ended September 30, 2005 accounts payable and accrued expenses increased by $4.4 million.

Cash Flows – Investing Activities

For the nine months ended September 30, 2006, $24.0 million of cash was used to fund investing activities, the majority of which related to additions to property and equipment. For the nine months ended September 30, 2005, $12.3 million of cash was used for additions to property and equipment. During 2006 and 2005, a majority of the invested funds were used to renovate hotel rooms, add operating equipment, acquire new slot machines and renovate the casino floor and public areas within the hotel.

Cash Flows – Financing Activities

For the nine months ended September 30, 2006, $220.5 million of cash was received from the refinancing of the Archon Term Loan, $3.6 million of the proceeds were debt issuance costs.

As of September 30, 2006, the Company had cash and equivalents of $15.1 million of which $8.1 million was cash in the casino used to fund daily operations. For the remainder of 2006, the Company expects to fund property operations, capital expenditures, and debt service requirements from existing cash balances, operating cash flow and new borrowings under the new Term Loan.

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

A downturn in the economy, an increase in wagering taxes, acts of terrorism, war or military actions would impact the Company’s casino operations and negatively impact its cash flows from operations. If this were to occur, the Company would be required to adjust its capital spending plans.

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

Proceeds of the new Term Loan were used to extinguish the June 18, 2004 Archon Term Loan.

Contractual Obligation and Other Commitments

The following table summarizes the Company’s contractual obligations and commitments (amount in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In thousands)
Long-Term Debt Obligations
Term Loan (a)	$—	$220,496	$—	$—	$220,496
Variable interest payments (b)	18,147	11,342	—	—	29,489
Contractual Obligations
Employment agreements	2,683	2,974	—	—	5,657
Licensing agreement (c)	2,000	2,500	—	—	4,500
Entertainment contracts	14,635	17,960	—	—	32,595

	$37,465	$255,272	$—	$—	$292,737

(a)	A new Term Loan was entered into May 11, 2006. The new Term Loan is for an initial principal amount of $209 million and is for an initial term of two years with three one-year extensions. The Loan accrues interest at a rate of LIBOR (which was 5.33% at September 30, 2006) plus 2.9%. The Loan is secured by a first priority deed of trust on the property and has no amortization.
(b)	Based on September 30, 2006 LIBOR rates of 5.33% plus 2.9%.
(c)	The Company licenses from Hilton the right to use the mark “Hilton” and is part of Hilton’s reservation system and Hilton’s “HHonors Program ™”. The license expires on December 31, 2008 and during the term of the license, the Company is required to pay Hilton an annual fee of $2 million plus 1% of the Hotel’s gross room revenue.

Off-Balance Sheet Arrangements

The Company is not currently subject to any off-balance sheet arrangements which it believes will have a material adverse impact on its financial condition.

Debt Instruments

The following table provides information about the Company’s long-term debt at September 30, 2006 (amounts in thousands):

	Maturity Date	Face amount	Carrying value	Estimated fair value
New Term Loan	June 2008	$220,496	$220,496	$220,496

The new Term Loan is for an initial principal amount of $209 million and interest accrues at a rate of one-month LIBOR (5.33% at September 30, 2006) plus 2.9%. The Company drew an additional $11.3 million against the new Term Loan prior to September 30, 2006. The initial term is two years with three one-year extension options. The new Term Loan contains certain restrictions that, among other things, limit the ability of the Company to incur additional indebtedness, create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell assets of the Company without prior approval of the lenders or noteholders.

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

Property and Equipment

Property and equipment are stated at cost net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the terms of the capitalized lease, while costs of normal repairs and maintenance are charged to expense as incurred.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its financial position, cash flows, and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 will be effective for the Company for the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of applying SAB 108 but does not believe that the application of SAB 108 will have a material effect on its financial position, cash flows, and results of operations.

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

As of September 30, 2006 the new Term Loan has a floating interest rate based on LIBOR plus 2.9%. The initial term of the new Term Loan is two years with three one-year extension options. The new Term Loan is subject to interest rate risk and the interest payments associated with the new Term Loan will increase if LIBOR increases.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by in Rules 13a-15d of the Securities Exchange Act of 1934, as amended, the Company’s management, including our Executive Vice President of Finance and our Chief Executive Officer and General Manager, performed an evaluation of the effectiveness of the design and operation of Company’s disclosure controls and procedures to determine whether any changes occurred during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control of financial reporting. Based upon that evaluation there have been no such changes during the third quarter 2006.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBIT NUMBER	Description of Exhibits
2.1	Purchase and Sale Agreement, dated as of December 24, 2003, by and among Colony Resorts LVH Acquisitions, LLC, LVH Corporation and Caesars Entertainment Corporation*

3.1	Articles of Organization, dated as of December 18, 2003, for Colony Resorts LVH Acquisitions, LLC*

3.2	Operating Agreement, dated as of December 22, 2003, for Colony Resorts LVH Acquisitions, LLC*

3.3	Amended and Restated Operating Agreement, dated June 18, 2004, for Colony Resorts LVH Acquisitions, LLC+

3.4	Amendment No. 1 to the Amended and Restated Operating Agreement, dated July 23, 2004, for Colony Resorts LVH Acquisitions, LLC****

3.5	Amendment to Articles of Organization, dated June 25, 2004, for Colony Resorts LVH Acquisitions, LLC*****

10.1	Deposit Escrow Agreement, dated as of December 24, 2003, by and among LVH Corporation, Colony Resorts LVH Acquisitions, LLC and Nevada Title Company*

10.2	Coinvestment Transfer Restriction Agreement, dated June 18, 2004, by and among Mr. Barrack, Mr. Ribis, Co-Investment Partners and Coinvestment Voteco+

10.3	Transfer Restriction Agreement, dated June 18, 2004, by and among Mr. Barrack, Holdings and Voteco+

10.4	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Rodolfo Prieto*

10.5	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser*

10.6	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Kenneth Ciancimino*

10.7	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Rodolfo Prieto*

10.8	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser*

10.9	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Kenneth Ciancimino*

10.10	Employment Agreement, dated as of May 17, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Gonzalo De Varona.***

10.11	Employment Agreement, dated as of April 12, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Stewart.***

10.12	Vice Chairman Agreement, dated June 18, 2004, between Colony Resorts LVH Acquisitions, LLC and Nicholas L. Ribis.****

10.13	Colony Resorts LVH Acquisitions, LLC 2004 Incentive Plan****

10.14	(Intentionally omitted)

10.15	Sale Right Agreement, dated June 18, 2004, by and among Colony Resorts LVH Acquisitions, LLC, Colony Resorts LVH Holdings, LLC, Colony Resorts LVH Coinvestment Voteco, LLC, Colony Resorts LVH Voteco, LLC and Colony Resorts LVH Co-Investment Partners, L.P.****

10.16	Services Agreement, dated June 18, 2004, between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel and Casino, Inc.****

10.17	Amended and Restated Joint Marketing Agreement, dated April 26, 2005, by and among Colony Resorts LVH Acquisitions, LLC, Resorts International Hotel, Inc. and Resorts International Holdings, LLC+++

10.18	Amended and Restated Joint Services Agreement, dated April 26, 2005, by and among Colony Resorts LVH Acquisitions, LLC, Resorts International Hotel, Inc. and Resorts International Holdings, LLC+++

10.19	Employment Agreement, dated as of May 11, 2003, between LVH Corporation and Thomas Page.****

10.20	Addendum to Employment Agreement, dated as of June 22, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Thomas Page.****

10.21	Addendum to Employment Agreement, dated as of April 28, 2006, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser +++++

10.22	Addendum to Employment Agreement, dated as of April 28, 2006, by and between Colony Resorts LVH Acquisitions, LLC and Ken Ciancimino +++++

10.23	Loan Agreement dated as of May 11, 2006, between Colony Resorts LVH Acquisitions, LLC and Goldman Sachs Commercial Mortgage Capital, L.P. ++++

10.24	First Amendment to the Colony Resorts LVH Acquisitions, LLC 2004 Incentive Plan

14.1	Code of Ethics++

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

METHOD OF FILING

*	Incorporated by reference to the Registrant’s Form 10, filed March 15, 2004 (File Number 0-50635).
**	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 10, filed April 26, 2004 (File Number 0-50635).
***	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Form 10, filed June 17, 2004 (File Number 0-50635).
+	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed June 28, 2004 (File Number 0-50635).
****	Incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to Form 10 filed August 13, 2004 (File Number 0-50635).
*****	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 23, 2004 (File Number 0-50635).
++	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 31, 2005 (File Number 0-50635)
+++	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed May 16, 2005 (File Number 0-50635).
++++	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed May 19, 2006
+++++	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 14, 2006 (File Number 0-50635).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONY RESORTS LVH ACQUISITIONS, LLC

Date: November 14, 2006	By:	/s/ Rodolfo Prieto
Rodolfo Prieto
Chief Executive Officer and General Manager

Date: November 14, 2006	By:	/s/ Robert Schaffhauser
Robert Schaffhauser
Executive Vice President of Finance