Form 10-K
period 2006-12-31
COLONY RESORTS LVH ACQUISITIONS LLC
filed 2007-03-30
CIK 1282607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of voting and non-voting stock held by non-affiliates of Colony Resorts LVH Acquisitions, LLC as of March 15, 2007 was $0. As of March 15, 2007, there were 1.5 Class A Membership Units outstanding and there were 1,500,000 Class B Membership Units outstanding.

Colony Resorts LVH Acquisitions, LLC

Special Note Regarding Forward-Looking Statements

Certain statements in this section, and elsewhere in this Annual Report on Form 10-K (as well as information included in oral statements or other written statements made or to be made by the Company) constitute “forward-looking statements.” Such forward-looking statements include the discussions of the business strategies of the Company and expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, in certain portions of this Annual Report on Form 10-K, the words: “anticipates”, “believes”, “estimates”, “seeks”, “expects”, “plans”, “intends” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, increased competition and other planned construction in Las Vegas, and increases in meeting and convention space, the completion of infrastructure projects in Las Vegas, government regulation of the casino industry, including gaming license approvals and regulation in foreign jurisdictions, the legalization of gaming in certain jurisdictions, such as Native American reservations in the States of California, Pennsylvania and New York and regulation of gaming on the Internet, leverage and debt service (including sensitivity to fluctuations in interest rates and other capital markets trends), uncertainty of casino spending and vacationing at casino resorts in Las Vegas, disruptions or reductions in travel to Las Vegas due to terrorist acts, the situation in Iraq and any future terrorist incidents, outbreaks of contagious illnesses in the Company’s market areas, new taxes or changes to existing tax rates, fluctuations in occupancy rates and average daily room rates in Las Vegas, demand for all-suites rooms, the popularity of Las Vegas as a convention and trade show destination, insurance risks, including the risk that the Company has not obtained sufficient coverage against acts of terrorism or will only be able to obtain additional coverage at significantly increased rates, litigation risks, and general economic and business conditions which may impact levels of disposable income, consumer spending and pricing of hotel rooms.

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

The Company does not currently have any subsidiaries.

The Company’s principal executive offices are located at 3000 Paradise Road, Las Vegas, Nevada 89109 and its telephone number is 702-732-5111. The Company’s website is www.lvhilton.com. The Company is a voluntary filer and files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public can obtain copies of these materials by contacting the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at www.sec.gov.

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

The opening of new luxury upscale mega-resorts on the Strip during the 1990s resulted in increased competition for high-end and premium play gaming business. Due to the Hotel’s off-Strip location and intense competition from newer Strip assets, which offered customers a more updated package of rooms and amenities, the Hotel’s management decided to de-emphasize the premium gaming segment in 2000 and focus on the core convention and mid-level casino business.

The Hotel

The 30-story Las Vegas Hilton hotel tower has been a Hilton-branded hotel for over thirty-five years. The Hotel consists of approximately 2,650 standard rooms and 300 suites with the standard rooms ranging from 300 square feet to 500 square feet and suites beginning at 600 square feet. Other services offered to the guests include a business center, a spa and health club, 24-hour room service and in-room high-speed data ports.

The Casino

The Casino features an approximately 74,000 square feet gaming area with approximately 1,220 slot machines and approximately 61 table games. The Casino offers customers the latest slot machine games such as “Monopoly™”, “Monte Carlo”, “In The Money”, “Star Wars™” and “Wheel of Fortune™” under applicable agreements with the manufacturers of such slot machines. The Casino’s approximately 61 table games include the traditional games of blackjack, craps, poker, roulette, pai gow poker, baccarat and mini-baccarat.

The Casino is marketed to attract a broad base of patrons, using database-marketing techniques, slot clubs and traditional incentives such as reduced room rates and complimentary meals and suites. The Company offers premium gaming customers luxury suites and special hotel and casino services.

Race and Sports Book

The 30,000 square-foot SuperBook® has the capability to broadcast more than 50 different sporting events from around the world at any given time. The SuperBook® features 40 projection screens and monitors and has a seating capacity for more than 400 guests.

Restaurants

The Hotel features twelve dining options with seating for approximately 1,582 customers, including the Benihana Village. The Hotel has six fine dining options with approximately 626 seats and six casual dining restaurants with approximately 956 seats. All the restaurants are owned or franchised by the Hotel, with the exception of Vegas Subs and Quark’s Restaurant, which are leased.

Entertainment

Show venues at the Hotel include the 1,600-seat Hilton Theater, the 300-seat Shimmer Cabaret and ‘Star Trek: The Experience’. The Hilton Theater has great historical relevance and has hosted performances by Elvis Presley, who performed at the Hotel from 1969 to 1976, and featured 24 performance weeks by Barry Manilow in 2006. In addition, the Hilton Theater hosted 18 different headliners in 2006. The Hotel also hosts ‘Star Trek: The Experience’, an approximately 65,000 square foot attraction featuring motion-based simulation rides, interactive video and virtual reality stations, dining and souvenir shops. This attraction was developed in collaboration with Paramount Parks and is owned and managed by Paramount Parks.

Convention/Meeting Areas

The Hotel is located adjacent to the Las Vegas Convention Center, which has approximately 3.2 million square feet of total space, and features approximately three million square feet of exhibit space and 243,950 square feet of net meeting room space, accommodating 144 meeting rooms with seating capacities from 20 to 12,000.

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

Las Vegas Monorail Station

The Hotel has one of only seven existing stations linking the four-mile monorail running from MGM Grand to the Sahara Hotel and Casino. The Hotel is currently the only property with a monorail station located directly at the front entrance to the property providing more convenient access to the monorail for its customers. Future plans for the monorail include extending it to downtown Las Vegas (Fremont Street), the McCarran Airport, as well as to the west side of the Strip.

Other Amenities

Other amenities offered by the Hotel include an outdoor pool and recreation area with individual cabanas, an indoor/outdoor spa, fitness room, six tennis courts, three temperature spas, dry and wet sauna, the Cabana Bar and the Cabana Shop. Additionally, the Hotel has a Sports Zone Video Arcade and a retail area.

Business Strategy

The Company’s business strategy includes:

Capital Improvement Program. The Company has made significant capital improvements in the Hotel and Casino and continues to make additional investments as part of its overall capital improvement program (the “Program”). The most important elements of the Program include the renovation and remodeling of the casino, the hotel lobby, the porte cochere, the Hilton Theater, the SuperBook®, the 24 hour casual dining restaurant and 57 suites. In 2006, the Company acquired 207 new slot machines and remodeled and expanded the casino bar and the coffee/wine bar located in the hotel lobby. Management believes these changes will provide incentive for visitors to stay in the Casino longer and increase the number of visitors to the Hotel. In addition to the Program, the Company renovated 436 standard hotel rooms in 2006 and plans to renovate another 1,085 standard hotel rooms in 2007. The Company also plans to acquire approximately 200 new slot machines in 2007.

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

Increase in Convention Business. The Company will leverage its position as the world’s largest Hilton hotel with an outstanding convention facility, an experienced staff, and a convenient drive-in location adjacent to the Las Vegas Convention Center. The Company plans to highlight its highly experienced sales/service staff as it competes against all other convention properties. Emphasis will be on size, amenities, superior date availability, and an improved room product. Differentiation from competition will occur through providing competitive amenities, quality and superior service at a better price point.

Targeted Customer Base. The Company is reengineering its customer databases to identify and target high margin repeat gaming customers, and to use sophisticated player tracking systems to award cash rebates or promotional allowances, such as complimentary rooms, food, beverage and entertainment to guests based on their level of profitability to the Company.

Invest in State-of-the-Art Slot Machines. The Company is committed to offering its customers the latest themed slot machines and gaming technology. Since acquiring the Hotel in June of 2004, the Company has purchased approximately 628 state-of-the-art slot machines and plans to purchase another 200 slot machines in 2007. The Company will continue to focus on the continued acquisition of new slot product as it believes it is critical to retaining mid-level slot players who the Company believes are more knowledgeable and sophisticated than players in other gaming segments.

The Las Vegas Market

Las Vegas is one of the fastest-growing and largest entertainment markets in the country. Las Vegas hotel occupancy rates are among the highest of any major market in the United States. According to the Las Vegas Convention and Visitors Authority (the “LVCVA”), the number of visitors traveling to Las Vegas has increased at a steady and significant rate for the last ten years from 29.6 million visitors in 1996 to 38.9 million visitors in 2006. The projected number of visitors in 2007 is 39.3 million. The LVCVA management believes that the growth in the Las Vegas market has been enhanced by a dedicated program of the LVCVA and major Las Vegas hotels to promote Las Vegas as an exciting vacation and convention site, most recently through its highly successful ‘What happens in Vegas stays in Vegas’ advertising campaign. In February of 2006, the LVCVA announced plans for a $737 million expansion and renovation that will give a facelift to the 46 year old Las Vegas Convention Center and add approximately 255,000 square-feet of meeting space, create 3,200 new parking spaces, install a police station and build a concourse linking three buildings now joined by outdoor walkways. Construction is slated to begin in 2007 and be completed by 2010. The increased capacity of McCarran International Airport and the introduction of large, themed destination resorts in Las Vegas continue to support the growth rate.

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

Trade shows are held for the purpose of getting sellers and buyers of products or services together in order to conduct business. Trade shows differ from conventions in that trade shows typically require substantial amounts of space for exhibition purposes and participant circulation. Conventions generally are gatherings of companies or groups that require space for breakout meetings and general meetings of the overall group. Las Vegas offers trade shows and conventions a unique infrastructure for handling the world’s largest shows, including the concentration of approximately 132,000 hotel rooms, three convention centers (the Expo Center, Mandalay Bay Convention Center, and the Las Vegas Convention Center) with a total of approximately 6.9 million square feet of convention and exhibition space, convenient air service from major cities throughout the United States and other countries, and significant entertainment attractions. In addition to the three convention centers described above, the MGM Grand Hotel and Casino has a conference and meeting facility of approximately 300,000 gross square feet, and the Mirage has 100,000 gross square feet of meeting space. Mandalay Bay opened its 1.8 million square foot convention center during January 2003.

In July of 2005, the World Market Center opened a 2.5 million square foot permanent showcase for the home and hospitality furnishings industry near downtown Las Vegas. In January 2007, a second building opened which adds 1.6 million square feet to the Center. The World Market Center is planned to grow to 8 buildings and 12 million square feet of showroom and exhibit space and, when completed, will be the largest trade show complex in the World. The Center is three miles from the hotel.

The Company’s Management believes that Las Vegas will continue to evolve as the country’s preferred trade show and convention destination.

Expanding Hotel Market

During 2006, Las Vegas was among the most popular vacation destinations in the United States. Las Vegas has experienced a period of rapid hotel development with the number of hotel and motel rooms in Las Vegas increasing from approximately 86,000 in 1993 to approximately 132,000 in 2006, according to the LVCVA. The LVCVA predicts Las Vegas will add 3,010 hotel rooms in 2007 and by 2010 will have approximately 171,000 rooms. The Company expects that the concentration of quality themed casino hotels and resorts will increase visitor interest in Las Vegas as a business event and vacation destination, and, as a result, increase overall demand for hotel rooms, gaming and entertainment.

Growth of Las Vegas Retail Sector and Non-Gaming Revenue Expenditures

In order to draw additional visitors, an increasing number of destination resorts are developing non-gaming entertainment to complement their gaming activities. According to the LVCVA, gaming revenues in Clark County were approximately $10.6 billion in 2006 and non-gaming revenues were $8.2 billion. Non-gaming revenue increased 7.6% over 2005. Convention traffic rose 2.3% to 6.3 million visitors. The newer, large themed Las Vegas destination resorts have been designed to capitalize on this growth by providing better quality hotel rooms at higher rates and by providing expanded shopping, dining and entertainment opportunities to their patrons in addition to gaming.

Infrastructure Improvement

Clark County and metropolitan Las Vegas have completed several infrastructure improvements to accommodate the increase in travel to Las Vegas by all modes of transportation. According to the LVCVA, in 2005 (last full year for which data is available) visitors to Las Vegas arrived by the following methods of transportation: 47% by air and 53% by auto, recreational vehicle or bus.

McCarran International Airport Expansion

During the past five years, McCarran International Airport has been expanded to accommodate an increased number of airlines and passengers. The number of passengers traveling through McCarran International Airport has increased from approximately 36.3 million in 2003 to 46.2 million in 2006. Long-term expansion plans for McCarran International Airport provide for an additional runway, terminal concourse expansions, a new control tower and other facilities and are expected to be completed by 2010.

Customer Segmentation

The Company focuses its marketing efforts primarily on the convention segment, the mid-level casino segment and the leisure and tour and travel segment.

The convention business is the number one market segment for the Hotel, contributing approximately 42.7% total room nights. The Hotel’s prominent location next to the Las Vegas Convention Center allows it to effectively target large convention groups, thereby increasing mid-week demand for available room nights.

The Casino customers accounted for approximately 20.6% of total room nights. These customers represent the second most important market from a room night perspective for the Hotel after the convention business. The Hotel uses a reward program to track casino customers’ play and provides comps based on historical levels of play.

The leisure customers accounted for approximately 17.1% of the Hotel’s total room nights in 2006. Leisure customers are attracted to the Hotel due to the property’s Strip-like environment and extensive amenities offered at a more affordable and attractive cost relative to Strip properties. Within the leisure segment, the Hotel caters to the free and independent traveler leisure segment, tour and travel segment and package customers. The Hotel targets the leisure segment through added value packages, promotional discounts, and tour and travel operators. The tour and travel segment, which represents 14.7% of total room nights, is primarily used to increase occupancy during off-peak and low seasons.

The Hotel also attracts casino play from local residents due to its race and sports book, the ease of access through the east end of the Hotel and direct mail marketing efforts. With over 1.9 million people living in Clark

County, the locals market represents an attractive customer base for the Hotel. The Hotel recently began targeting this segment through new advertising and marketing programs, such as a rewards program which provides discounts for shows and restaurants.

Advertising Strategy

In conjunction with the evolution of the overall image campaign and with a focus on major entertainment engagements (Barry Manilow and others), the property plans to develop compelling advertising campaigns utilizing print, outdoor and broadcast with an increased emphasis on local cable television, local bus wraps and Visitor Vision (in room television advertising at most Las Vegas hotel properties.) The Company’s media strategy will include expanded reach and frequency of media buys to include increased outdoor presence, traffic radio and cable television. The internet is increasingly being used to promote the Hotel through advertising on major internet sites and search engine optimization to ensure customer traffic is directed to the Hotel’s website.

Competition

The Hotel is located less than one mile east of the Strip and competes with other high-quality Las Vegas resorts and other Las Vegas hotel casinos, including those located on the Strip, on the basis of overall atmosphere, range of amenities, price, location, entertainment offered, theme and size. Currently, there are approximately 28 major gaming properties located on or near the Strip, thirteen additional major gaming properties in the downtown area and additional gaming properties located in other areas of Las Vegas. Many of the competing properties, such as the Rio, Wynn Resorts, Mandalay Bay, Paris, The Venetian, The Mirage, Treasure Island, Caesar’s Palace, Luxor, New York-New York, Bellagio, Aladdin, the Palms and the MGM Grand have themes and attractions which draw a significant number of visitors and directly compete with the Hotel’s operations. Some of these facilities are operated by companies that have more than one operating facility and may have greater name recognition and financial and marketing resources than the Hotel and market to the same target demographic group as the Hotel does. Furthermore, additional hotel casinos, containing a significant number of hotel rooms, are expected to open in Las Vegas within the coming years. There can be no assurance that the Las Vegas market will continue to grow or that hotel casino resorts will continue to be popular. A decline or leveling off of the growth or popularity of such facilities could result in reduced casino and hotel revenues.

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

Employees

As of March 1, 2007, the Company had approximately 3,177 active employees.

The Company recognizes that the Hotel’s employees are critical to its success and has fostered a productive work culture. Employees are offered competitive salaries and a benefits package that includes medical and dental coverage.

The Company believes that it has a good working relationship with both its union and non-union work force. Labor unions represent approximately 67% of the work force at the Hotel with labor agreement terms ranging from one year to five years.

Zoning, Real Estate and Environmental Issues

The Hotel is located on approximately fifty-nine acres of land designated with H-1 Limited Resort and Apartment District zoning. This H-1 Limited Resort and Apartment District was established to provide for the development of gaming enterprises, compatible commercial, and mixed commercial and residential uses, and to prohibit the development of incompatible uses that are detrimental to gaming enterprises. Subject to obtaining necessary special use permits and other land use approvals, permitted uses under H-1 Limited Resort and Apartment District zoning include, but are not limited to, hotels, casinos, condominiums and timeshares. The existing facility sits on approximately thirty-five acres. The remaining acreage could be suitable for future development projects by the Company, third parties or some combination thereof. Although the Company has contemplated preliminary plans for the development of this acreage, there are no definite or binding plans regarding such development. Additionally, the Company has not secured any financing in respect of such contemplated preliminary plans for development.

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

On July 7, 2005, the Nevada Division of Environmental Protection (“NDEP”) requested the Company install three monitoring wells on the Hotel to monitor and evaluate the source of tetrachloroethene in the groundwater flowing beneath the Hotel. The Company engaged an independent consultant, which provided quarterly Discharge Monitoring Reports to NDEP. The independent consultant completed its Environmental Investigation Report on November 30, 2006, which concluded that the tetrachloroethene originates from an off-site source, near the southwest corner of the Hotel. The Company will continue to monitor the tetrachloroethene until advised otherwise by NDEP.

The Company does not expect that its compliance measures in respect of the groundwater issue or the asbestos issue will have a material effect upon its capital expenditures, earnings or competitive position. A filtration system required for the dewatering sump pumps and the monitoring wells have been installed at an annual operating cost of approximately $45,000. There can be no assurance, however, that the operating costs for the treatment system will not increase or that there will be no claims or other liabilities associated with the foregoing conditions.

Regulation and Licensing

The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the “Nevada Act”) and various local regulations. The Company’s gaming operations are also subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada Gaming Control Board (the NGCB) and the Clark County Liquor and Gaming Licensing Board (the “CCLGLB”). The CCLGLB, the Nevada Gaming Commission and the NGCB are collectively referred to as the “Nevada Gaming Authorities.”

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

The Company is licensed by the Nevada Gaming Authorities to operate a casino. The gaming license requires the periodic payment of fees and taxes and is not transferable. The Company was registered by the Nevada Gaming Commission as a publicly traded corporation (“Registered Corporation”) and as such, must periodically submit detailed financial and operating reports to the Nevada Gaming Authorities and furnish any other information that the Nevada Gaming Authorities may require. No person may become a stockholder of, or receive any percentage of profits from, the Company without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company possesses all state and local government registrations, approvals, permits and licenses required in order for the Company to engage in gaming activities at the Hotel.

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

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or to have an inappropriate relationship with the Company, the Company would have to sever all relationships with such person. In addition, the Nevada Gaming Commission may require the Company to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

The Company is required to submit periodic detailed financial and operating reports to the Nevada Gaming Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company must be reported to or approved by the Nevada Gaming Commission.

If it were determined that the Nevada Act was violated by the Company, the registration and gaming licenses it then holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Gaming Commission. Further, a supervisor could be appointed by the Nevada Gaming Commission to operate the Hotel and, under certain circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the Hotel) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming registration or license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the gaming operations of the Company.

Any beneficial holder of the Company’s voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have their suitability as a beneficial holder of the Company’s voting securities determined if the Nevada Gaming Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

The Nevada Act requires any person who acquires more than 5% of the Company’s voting securities to report the acquisition to the Nevada Gaming Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company’s voting securities apply to the Nevada Gaming Commission for a finding of suitability within thirty days after the Chairman of the NGCB mails the written notice requiring such filing.

On June 17, 2004, the Nevada Gaming Commission issued an order of registration of the Company (the “Final Order”). The Final Order was amended on June 22, 2006 in conjunction with the transfer of certain Class A Membership Units to WH/LVH Managers Voteco, LLC, and again amended on November 16, 2006 in conjunction with the transfer of certain Class A and Class B Membership Units to Nicholas L. Ribis. The Final Order (1) prohibits the current holders of the Company’s Membership Units or their respective affiliates from selling, assigning, transferring, pledging or otherwise disposing of Membership Units or any other security convertible into or exchangeable for Class A Units or Class B Units, without the prior approval of the Nevada Gaming Commission and (2) prohibits the Company from declaring cash dividends or distributions on any class of membership unit of the Company beneficially owned in whole or in part by Holdings, Co-Investment Partners, Voteco, Coinvestment Voteco, WH/LVH Managers Voteco, LLC or their respective affiliates, without the prior approval of the Nevada Gaming Commission. The Final Order sets forth a description of the Company and its affiliates and intermediary companies and the various gaming licenses and approvals obtained by those entities together with certain conditions and limitations pertaining to the licenses and approvals.

Under certain circumstances, an “institutional investor” as defined in the Nevada Act, which acquires more than 10% but not more than 15% of the Company’s voting securities, may apply to the Nevada Gaming Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities only for investment purposes. An institutional investor shall not be deemed to hold voting securities only for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investment and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company’s corporate charter, bylaws, management, policies or operations of the Company or any of its gaming affiliates, or any other action which the Nevada Gaming Commission finds to be inconsistent with holding the Company’s voting securities only for investment purposes. Activities that are not deemed to be inconsistent with holding voting securities only for investment purposes include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Gaming Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners.

Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Gaming Commission or the Chairman of the NGCB may be found to be unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found to be unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, it: (i) pays that person any dividend or interest upon voting securities of the Company; (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pays remuneration in any form to that person for services rendered or otherwise; or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, the CCLGLB has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation holding a gaming license.

The Nevada Gaming Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file an application, be investigated and be found suitable to own the debt security of such Registered Corporation. If the Nevada Gaming Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Gaming Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

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

The Company may not make a public offering of any securities without the prior approval of the Nevada Gaming Commission if the securities or the proceeds therefore are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. The hypothecation of the Company’s assets and restrictions on stock in connection with any public offering also require the prior approval of the Nevada Gaming Commission. In addition, the hypothecation of the Company’s assets and restrictions on stock in respect of any public offering require the approval of the Nevada Gaming Commission to remain effective.

Changes in control of the Company through a merger, consolidation, stock or asset acquisition, management or consulting agreement, or any act or conduct by any person whereby he or she obtains control, shall not occur without the prior approval of the Nevada Gaming Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the NGCB and the Nevada Gaming Commission concerning a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Gaming Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process of the transaction.

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Gaming Commission has established a regulatory scheme to ameliorate the potentially-adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Gaming Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated.

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

Any person who is a “Licensee” pursuant to the Foreign Gaming Provisions of the Nevada Act, and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the NGCB, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of any investigation by the NGCB into their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Gaming Commission. Thereafter, Licensees are also required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Gaming Commission if they knowingly violate any laws of any foreign jurisdiction pertaining to such foreign gaming operation, fail to conduct such foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in such foreign operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability.

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

Because the Company is dependent upon one property in one market for all of its cash flow, the Company will be subject to greater risks than a gaming company with more operating properties or that operates in more markets.

The Company does not have material assets or operations other than the Hotel. As a result, the Company is entirely dependent upon the Hotel for all of its cash flow.

Given that the Company’s operation is conducted at one property in Las Vegas, the Company is subject to greater degrees of risk than a gaming company with more operating properties in more markets. The risks to which the Company will have a greater degree of exposure include the following:

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

The Company has substantial debt service obligations. As of December 31, 2006, the Company has a long term mortgage loan of $225 million.

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

The hotel, resort and casino business in Las Vegas is highly competitive. The Hotel competes with a large number of major hotel-casinos and a number of smaller casinos located on and near the Las Vegas Strip and in and near Las Vegas. Competitors of the Hotel include all of the other hotel-casino facilities in Las Vegas. The Company also competes, to some extent, with other hotel-casino facilities in Nevada and in Atlantic City, as well as hotel-casinos and other resort facilities and vacation destinations elsewhere in the United States. Many of the Company’s competitors are subsidiaries or divisions of large public companies and may have greater financial and other resources than the Company. In particular, the recent merger of Mandalay Resort Group with MGM MIRAGE and the recent acquisition of Caesar’s Entertainment Inc. by Harrah’s Entertainment created the world’s two largest gaming companies.

According to the LVCVA, there were approximately 132,000 hotel and motel rooms in Las Vegas as of December 31, 2006. Various competitors on the Las Vegas Strip are expanding and renovating their existing facilities. For example, Wynn Resorts Limited is constructing a second hotel tower at the Wynn Las Vegas Resort, which is expected to include approximately 2,000 rooms, consisting of approximately 150 suites and approximately 1,850 guest rooms and additional casino, retail and convention space that is expected to open in the second half of 2008. The Las Vegas Sands is constructing The Palazzo adjacent to The Venetian. The Palazzo will consist of 3,025 suites, a gaming facility of approximately 105,000 square feet and a 450,000 square foot mall that will include dining, entertainment and approximately 80 high-end to mid-end retailers. In addition, a renovation and rebranding of the approximately 2,600-room Aladdin is expected to be completed in 2008. MGM MIRAGE is also developing and building a multi-billion dollar urban complex known as Project CityCenter consisting of hotels and condominium towers, and casino and retail, dining and entertainment venues. The first phase of Project CityCenter, is expected to open in 2009. Boyd Gaming Corporation also plans to develop Echelon Place, a four hotel complex occupying 63 acres on the Las Vegas Strip and containing 5,300 guest rooms and suites. The development is scheduled to open in 2010. A newly formed company, Fontainebleau Resorts, plans to build a 4,000-room hotel and casino on the north end of the Las Vegas Strip. This project is expected to open in 2009. If demand for hotel rooms does not keep up with the increase in the number of hotel rooms, competitive pressures may cause reductions in average room rates.

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

In addition, certain states have legalized, and others may legalize, casino gaming in specific areas, including metropolitan areas from which we traditionally attract customers, such as New York, Philadelphia, Los Angeles, San Francisco and Boston. In October 2001, the New York legislature approved a bill for expanded casino gaming on Native American reservations and video lottery terminals at certain race tracks. In 2003 and 2004, Maine and Pennsylvania, respectively, approved legislation legalizing slot machines or similar electronic gaming devices at certain locations, and in November of 2006 the first slot parlor in Pennsylvania opened near Wilkes-Barre Pennsylvania. A number of states have permitted or are considering permitting gaming at “racinos,” on Native American reservations and through expansion of state lotteries. The current global trend toward liberalization of gaming restrictions and resulting proliferation of gaming venues could result in a decrease in the number of visitors to the Hotel by attracting customers close to home and away from Las Vegas, which could adversely affect the Company’s financial condition, results of operations or cash flows.

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

The Company extends credit to a large portion of its customers, and it may not be able to collect gaming receivables from its credit players.

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

The Company extends credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. For the year ended December 31, 2006, the table games drop at the Hotel was approximately 32% from credit-based guest wagering. The default rate on credit extended to the Hotels table gaming customers was less than one tenth of one percent of the total amount of credit issued since the Hotel was acquired.

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

The Company is controlled by entities that may have conflicts of interest with us

The majority of the Company’s voting equity is controlled by investment funds affiliated with Colony Capital, LLC and its subsidiaries. Colony Capital is a global real estate investment firm and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Colony Capital, through its subsidiaries and investment funds currently owns and operates casinos and/or casino-hotels in Atlantic City, New Jersey, East Chicago, Indiana, and Tunica, Mississippi. In addition, Colony Capital recently announced that it has entered into an agreement to acquire Station Casinos, Inc. Station Casinos owns and operates 14 casinos in the Las Vegas metropolitan area.

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

ITEM 1B.—UNRESOLVED STAFF COMMENTS

None

ITEM 2.—THE PROPERTY

Prior to June 18, 2004, the Company owned no property. On June 18, 2004, the Company acquired substantially all of the assets and certain liabilities of LVH, including the Hotel.

The Hotel is located one block east of the Las Vegas Strip (the “Strip”) on approximately fifty-nine acres of land between Paradise Road and Joe W. Brown Drive adjacent to the Las Vegas Convention Center. It has approximately 2,950 hotel rooms, an approximately 74,000 square feet casino with approximately 61 table games and 1,220 slot machines, a race and sports book, 12 restaurants, approximately 4,800 parking spaces, approximately 200,000 square feet of meeting/convention space, a 1,600-seat showroom, a 300 seat cabaret theater, retail outlets, an outdoor pool and a spa and health club.

All of the assets of the Company, including the Hotel, serve as collateral for the new Term Loan.

ITEM 3.—LEGAL PROCEEDINGS

In the normal course of business, the Company is subject to various litigation, claims and assessments. The Company is not currently a party to any material litigation and, it is not aware of any material action, suit or proceeding against it that has been threatened by any person.

ITEM 4.—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.— MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

No established public trading market exists for the Company’s common equity. There are no current plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in the Company’s equity.

Holders

As of December 31, 2006, the Company had four holders of record of its Class A Membership Units and three holders of record of its Class B Membership Units.

Securities Issued Under Equity Compensation Plans

The following table provides information as of December 31, 2006, regarding the number of Membership Units that may be issued under the Company’s 2004 Incentive Plan.

	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Plan Category	Class A Units	Class B Units	Class A Units	Class B Units
Equity compensation plans approved by security holders	0.167	166,667	$100	$100	0
Equity compensation plans not approved by security holders	—	—	—	—	0

Total	0.167	166,667	$100	$100	0

Distributions

The Company has never paid nor does it anticipate paying in the foreseeable future any distributions on their Membership Units. The Credit Agreement governing the new Term Loan, as well as the gaming approvals granted by the Nevada Gaming Authorities, contain restrictions on the payment of dividends or other distributions by the Company.

Purchases of Equity Securities by the Company

During the year ended December 31, 2006, the Company did not repurchase any units of its common equity, either as part of a publicly announced plan or program or otherwise. No publicly announced plans or programs are currently in place under which the Company may purchase shares of its common equity.

ITEM 6.—SELECTED FINANCIAL DATA

The historical selected financial data of the Company (“Successor”) and of LVH Corporation (“Predecessor”) set forth below should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and their respective financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2006, 2005 and 2004, and the balance sheet data at December 31, 2006 and 2005 of the Company are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Annual Report on Form 10-K.

	SUCCESSOR
	Years Ended or as of December 31,
	2006	2005	2004(1)
	(dollars in thousands)
Results of Operations:
Net revenues	$290,824	$252,890	$117,218
Operating expenses (2)	260,189	230,558	115,948
Depreciation	13,337	10,058	4,173
Pre-opening expense	—	—	6,682
Total operating income (loss)	17,298	12,274	(9,585)
Interest expense, net	(22,405)	(20,873)	(10,758)
Net loss	(5,107)	(8,599)	(20,343)
Balance Sheet:
Total assets	393,930	369,699	365,397
Long term debt	225,096	200,000	200,000
Total liabilities	275,843	249,053	236,152
Members’ equity	58,087	60,646	69,245

(1)	The Company acquired the Hotel on June 18, 2004 and the results of operation reflect the results of operations from June 18, 2004 through December 31, 2004.
(2)	Excludes pre-opening and depreciation expense.

The following historical information of LVH Corporation is derived from its audited financial statements for 2001 through June 17, 2004. LVH Corporation’s audited financial statements and related notes thereto for the period from January 1 through June 17, 2004 appear elsewhere in this Annual Report on Form 10-K.

	PREDECESSOR
	Years Ended or as of December 31,
	2004(1)	2003	2002
	(dollars in thousands)
Results of Operations:
Net revenues	$117,196	$214,011	$215,651
Depreciation and amortization	8,741	18,190	16,708
Total operating (loss) income	6,106	(15,525)	(6,429)
Net (loss) income	6,106	(15,525)	(6,417)
Balance Sheet:
Total assets	188,233	207,211	207,256
Total stockholder’s equity	124,818	118,712	134,237

(1)	Reflects results of operations of LVH for the period from January 1, 2004 through June 17, 2004 and Balance Sheet data as of June 17, 2004.

ITEM 7.— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion of the Hotel’s results of operations compares the year ended December 31, 2006 to the year ended December 31, 2005 and the year ended December 31, 2005 to the year ended December 31, 2004 as if the acquisition of the Hotel had occurred on January 1, 2004. Accordingly, the discussion compares

•	the 2006 and 2005 operating results when owned by the Company;

•

the 2005 operating results of the Hotel when owned by the Company to the 2004 calendar year results combining Caesars operations from January 1 to June 17, 2004 and the Company operations from June 18 to December 31, 2004

Casino revenue is derived primarily from patrons wagering on slot machines, table games and other gaming activities. Table games generally include blackjack or twenty one, poker, craps, baccarat, mini-baccarat, pai-gow poker and roulette. Other gaming activities include race book and a sports book. Casino revenue is defined as the win from gaming activities, computed as the difference between gaming wins and losses, not the total amounts wagered. “Table game volume,” “table game drop” (terms which are used interchangeably), and “slot handle” are casino industry specific terms that are used to identify the amount wagered by patrons for a casino table game or slot machine, respectively. “Table game hold” and “slot hold” represent the percentage of the total amount wagered by patrons that the casino has won. Hold is derived by dividing the amount won by the casino by the amount wagered by patrons. Casino revenue is recognized at the end of each gaming day.

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

Other revenue includes retail sales, entertainment sales, and other miscellaneous income at the casino/hotel. Such revenue is recognized at the time the goods or services are provided to the guest.

Summary Financial Results

The Hotel offers hotel, gaming, dining, entertainment, retail and spa amenities at one location in Las Vegas and under one operating segment. Approximately 35.0% of the Hotel’s gross revenue is derived from gaming, while 32.4% is derived from room revenue. Room revenue is significant because of the Hotel’s location next to the Las Vegas Convention Center and its related emphasis on the group, convention and trade show business.

The following table summarizes the Hotel’s results of operations (in thousands):

	2006	2005	Proforma 2004
Net revenues	$290,824	$252,890	$234,414
Operating income (loss)	$17,298	$12,274	$(3,479)
Net loss	$(5,107)	$(8,599)	$(14,237)

Comparison of the Year Ended December 31, 2006 with the Year Ended December 31, 2005

Revenue Information

The breakdown of the Property’s net revenue is as follows (dollars in thousands):

	Year Ended December 31,
	2006	2005	Percent Change
Casino	$111,004	$89,877	23.5%
Rooms	102,867	97,725	5.3%
Food and beverage	73,409	66,794	9.9%
Other	30,238	24,367	24.1%

	317,518	278,763	13.9%
Less – Promotional Allowances	(26,694)	(25,873)	3.2%

Net revenue	$290,824	$252,890	15.0%

Net revenue for the year ended December 31, 2006 was $290.8 million, representing an increase of $37.9 million or 15.0% when compared with $252.9 million of net revenues during 2005. The increase in net revenue was due to: (1) a $21.1 million increase in casino revenue due to increased slot revenue, table games revenue and race and sportsbook revenue, (2) an increase in room revenue of $5.1 million primarily as a result of an increase in the average daily hotel room rates, (3) an increase in food and beverage revenue of $6.6 million due primarily to price increases, and (3) an increase in other revenue of $5.9 million primarily as a result of increased entertainment sales.

In 2006, table games volume increased approximately 14.4% and slot handle remained virtually flat. The table games win percentage was 13% for the year ended December 31, 2006 compared to 12% for the year ended December 31, 2005; the Hotel’s slot win percentage was 6.8% for the year ended December 31, 2006 compared to 6.0% for the year ended December 31, 2005. The increase in table games win percentage is a result of a shift in the mix of table games play and a smaller proportion of skilled table games players visiting the Hotel. The increase in slot win percentage is a result of the slot game type and denomination being offered on the casino floor. Table games volume increased primarily due to more frequent and robust casino marketing programs aimed specifically at table games players. Slot handle was static due to the decrease in recycled coin from the higher slot win percentage.

The Hotel’s casino operating margin increased to 27.8% for the year ended December 31, 2006 compared to 19.1% for the year ended December 31, 2005. The increase in casino margin was primarily attributable to an increase in table games volume and slot win percentage. Casino operating expenses increases were attributed to variable expenses such as labor and benefits, gaming taxes and casino marketing expenses. The Company anticipates that continued increases in convention activity at the Las Vegas Convention Center, as shown by historical data provided by the Las Vegas Convention and Visitors Authority, combined with the implementation of new promotional programs, will continue to improve casino volume and revenue in future years.

The Hotel maintained an average daily room rate of $107 in 2006 as compared to $100 in 2005. Room revenues during 2006 were $102.9 million, representing an increase of $5.1 million or 5.3% when compared to $97.7 million during 2005. The increase in room revenue was the result of an increase in the average daily room rate. Convention traffic continues to be the mainstay of the Hotel’s occupied room nights accounting for 43% of occupied rooms in 2006. Operating margins did not vary significantly from year-to-year.

Food and beverage revenues were $73.4 million during 2006, representing an increase of $6.6 million or 9.9% compared to $66.8 million for 2005. The increase in food and beverage revenue was primarily due to increased menu prices.

The Hotel’s food and beverage operating margin for the year ended December 31, 2006 was 26.1% compared to 21.7% for the year ended December 31, 2005. This increase in margin was due to operating efficiencies and increased revenues.

Other revenues include retail sales, entertainment sales and miscellaneous income at the Hotel. Other revenue increased $5.9 million or 24.1% in 2006 from $24.4 million in 2005. The increase is attributable to entertainment sales relating to attendance at performances by non-resident headliners and by the resident off-Broadway musical, Menopause.

Operating Cost and Expense Information

Fluctuations in the Hotel’s operating costs and expenses are generally based upon the change in volume of guests staying in the Hotel and utilizing the Hotel’s amenities, including the casino, food and beverage, spa and retail outlets.

The breakdown of operating costs and expenses is as follows (dollars in thousands)

	Year Ended December 31,
	2006	2005	Percent Change
Casino	$80,194	$72,701	10.3%
Rooms	32,136	30,242	6.3%
Food and beverage	54,246	52,317	3.7%
Other	20,330	13,658	48.9%
General and administrative	73,283	61,640	18.9%
Depreciation	13,337	10,058	32.6%

Total	$273,526	$240,616	13.7%

Operating costs and expenses increased $32.9 million, or 13.7%, to $273.5 million for the year ended December 31, 2006 compared to $240.6 million for the year ended December 31, 2005. The increase was primarily attributable to increased business volumes at the Hotel and, in particular, year-to-year wage and benefit increases.

Casino

The increase in casino expense is primarily related to an increase in the volume of gaming activity. Increases in promotional spending and payroll were required to achieve increased gaming volume in table games and slots.

Rooms

Operating expense for the Hotel’s room department was relatively flat year-to-year with operating efficiencies offsetting wage and benefit increases.

Food and Beverage

Operating expenses for the Hotel’s food and beverage department increased primarily due to volume. Labor and benefits increased due to increases in wages and benefits.

Other

Other operating expenses increased approximately $6.7 million, or 48.9%, for the year ended December 31, 2006. The increase is entirely the result of an expanded entertainment schedule in 2006. Headliners (other than Manilow) and the off-Broadway resident show Menopause, were added during the year ended December 31, 2006 resulting in increased artist fees which are included in Other expenses.

General and Administrative

General and Administrative expenses increased $11.6 million or 18.9% to $73.3 million for the year ended December 31, 2006. The increase is due to increases in fees paid to an affiliate for common management expenses, increases in advertising expense to promote the expanded entertainment schedule and increases in labor and benefits in order to fully transition certain functions previously handled as a centralized function under Caesars. Also included in general and administrative expenses is $2.5 million of stock option amortization in accordance with FAS 123(R) which was implemented during the year ended December 31, 2006.

Depreciation and Amortization

The increase in depreciation expense in 2006 versus 2005 is primarily a result of the continued capitalized expenses related to the ongoing renovation of the property. The renovation of the casino floor, a coffee bar and the main casino bar area were all completed in December of 2005. A full year of depreciation has been reflected in the 2006 financials.

Interest (Income) Expense

The following table summarizes information related to the Company’s interest expense on long-term debt and interest income during the year ended December 31, 2006 (in thousands, except percentages):

Interest expense	$21,500
Interest income	(413)

Interest expense, net	$21,087

Cash paid for interest	$20,951
Average total debt balance	$212,531
Weighted average interest rate	9.15%

Interest expense includes $2.1 million of amortization related to deferred financing costs and $517,000 reflecting the change in the value of the interest rate cap. Approximately $673,000 of interest was capitalized during 2006.

Net Loss

The Hotel recorded a net loss of $5.1 million for the year ended December 31, 2006, compared with a net loss of $8.6 million for the year ended December 31, 2005.

The $3.5 million decrease in the net loss is attributed to the improvement of operating income offset by the increase in interest expense. A reconciliation follows (in thousands):

2005 Net Loss	$(8,599)
Improvement in 2006 Operating Income	5,024
Increase in 2006 Interest, net	(1,532)

2006 Net Loss	$(5,107)

Comparison of the Year Ended December 31, 2005 with the Year Ended December 31, 2004

Revenue Information

The breakdown of the Property’s net revenue is as follows (dollars in thousands):

	Year Ended December 31,
	2005	Proforma 2004	Percent Change
Casino	$89,877	$84,877	5.9%
Rooms	97,725	94,103	3.8%
Food and beverage	66,794	63,644	4.9%
Other	24,367	15,991	52.4%

	278,763	258,615	7.8%
Less – Promotional Allowances	(25,873)	(24,201)	6.9%

Total	$252,890	$234,414	7.9%

Net revenue for the year ended December 31, 2005 was $252.9 million, representing an increase of $18.5 million or 7.9% when compared with $234.4 million of net revenues during 2004. The increase in net revenue was due to: (1) a $5 million increase in casino revenue primarily due to increased table games and slot revenue, (2) an increase in room revenue of $3.6 million as a result of an increase in the average daily hotel room rates and hotel room occupancy percentages; (3) an increase in food and beverage revenue of $3.2 million which resulted primarily from price increases, and (4) an increase in other revenue of $8.4 million as a result of increased entertainment sales. Revenue increases were offset by an increase of $1.7 million in promotional allowances as a result of increased spending to drive revenues primarily in the gaming area.

In 2005, table games volume increased approximately 5.9% and slot volume increased approximately 9.3%; however, the table games win percentage was 12% for the year ended December 31, 2005 compared to 14% for the year ended December 31, 2004. The Hotel’s slot win percentage did not vary significantly from the prior year. The abnormally low table games win percentage is a result of a shift in the mix of table games play to games with traditionally lower win percentages and a larger proportion of skilled table games players visiting the Hotel. The increase in casino volume is primarily due to increased hotel occupancy, refinement of the Hotel’s slot club loyalty program, and more frequent and robust casino marketing programs aimed specifically at table games players.

The Hotel’s casino operating margin decreased to 19.1% for the year ended December 31, 2005 compared to 22.9% for the year ended December 31, 2004. The decrease in casino margin was primarily attributable to an increase in promotional spending to drive the increase in table games and slot volume. The casino operating margin was also adversely affected by the decrease in hold percentage. The Company anticipates that continued increases in convention activity at the Las Vegas Convention Center, as shown by historical data provided by the Las Vegas Convention and Visitors Authority, combined with the implementation of new promotional programs, will improve casino volume and revenue in future years.

The Hotel maintained an average daily room rate of $100 in 2005 as compared to $104 in 2004. Room revenues during 2005 were $97.7 million, representing an increase of $3.6 million or 3.8% when compared to $94.1 million during 2004. The increase in room revenue was the result of an increase in the average daily room rate and a slight increase in room occupancy. Convention traffic continues to be the mainstay of the Hotel’s occupied room nights. The Hotel room department’s operating margin for the year ended December 31, 2005 remained constant between the two years (69.1% in 2005 versus 69.2% in 2004).

Food and beverage revenues were $66.8 million during 2005, representing an increase of $3.2 million or 4.9% compared to $63.6 million for 2004. The increase was attributable to an increase in banquet and casual dining restaurant revenue, which resulted from increased Hotel convention room nights and price increases during 2005.

The Hotel’s food and beverage operating margin for the year ended December 31, 2005 was 21.7% compared to 17.4% for the year ended December 31, 2004. This increase in margin was due to an increase in banquet and casual dining revenue.

Other revenues included retail sales, entertainment sales and miscellaneous income at the Hotel. Other revenue increased $8.4 million or 52.4% in 2005 from $16.0 million in 2004. The increase is attributable to entertainment sales relating to attendance at performances by Barry Manilow. Barry Manilow performed 100 shows at the Hotel in 2005. Barry Manilow did not perform at the Hotel in 2004.

Operating Cost and Expense Information

Fluctuations in the Hotel’s operating costs and expenses are generally based upon the change in volume of guests staying in the Hotel and utilizing the Hotel’s amenities, including the casino, food and beverage, spa and retail outlets.

The breakdown of operating costs and expenses is as follows (dollars in thousands):

	Year Ended December 31,
	2005	Proforma 2004	Percent Change
Casino	$72,701	$65,456	11.1%
Rooms	30,242	28,985	4.3%
Food and beverage	52,317	52,595	-0.5%
Other	13,658	8,713	56.8%
General and administrative	61,640	58,981	4.5%
Management fee to affiliate	—	3,567	—
Pre-opening	—	6,682	—
Depreciation	10,058	12,914	-22.1%

Total	$240,616	$237,893	1.1%

Excluding $6.7 million of pre-opening expenses incurred in 2004, operating costs and expenses increased $9.4 million, or 4.1%, to $240.6 million for the year ended December 31, 2005 compared to $231.2 million for the year ended December 31, 2004. The $6.7 million of 2004 pre-opening expenses include payroll, professional services and other general and administrative expenses related to the acquisition of the Hotel. The increase was primarily attributable to an increase in casino expenses as a direct result of increased business volumes at the Hotel and an increase in other expenses as a result of an expanded entertainment schedule.

Casino

The increase in casino expense is primarily related to an increase in promotional spending to drive greater table games and slot volume.

Rooms

Operating expense for the Hotel’s room department increased $1.3 million to $30.2 million for the year ended December 31, 2005. Wage rate increases were somewhat offset by operating efficiencies.

Food and Beverage

Operating expenses for the Hotel’s food and beverage department were flat for the year ended December 31, 2005 primarily due to operating efficiencies implemented in the Hotel’s first full year of operations.

Other

Other operating expenses increased approximately $4.9 million, or 56.8%, for the year ended December 31, 2005. The increase is entirely the result of the Hotel’s robust entertainment schedule in 2005 that included performances by 23 major headliners (other than Manilow) and two new shows in the Hotel’s cabaret theater.

General and Administrative

General and administrative expenses increased $2.7 million or 4.5% between the years ended December 31, 2005 and 2004. Salary and wage increases, and employee benefit cost increased slightly during the Hotel’s first full year of operation under new ownership.

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

Interest expenses includes $2.1 million of amortization related to deferred financing costs and $58,000 reflecting the change in the value of the interest rate cap. Approximately $563,000 of interest was capitalized during 2005.

Net Loss

The Hotel recorded a net loss of $8.6 million for the year ended December 31, 2005, compared with a proforma net loss of $14.2 million for the year ended December 31, 2004.

The $5.6 million decrease in the net loss is attributed to (1) the absence of any pre-opening expenses in 2005, (2) a full year of interest expenses in 2005, and (3) improved operating income in 2005, which is reconciled as follows (in thousands):

2004 proforma net loss	$(14,237)
2004 pre-opening cost	6,682
Improvement in 2005 operating income	9,071
Increase in 2005 interest, net	(10,115)

2005 proforma net loss	$(8,599)

Liquidity and Capital Resources

Cash flows of the Company for the year ended December 31, 2006 compared to the year ended December 31, 2005 consisted of the following:

Cash Flows – Operating Activities

Cash flow provided by operations was $18.0 million in 2006 compared to the $11.1 million provided by operations in 2005. The $18.0 million provided by operations in 2006 primarily resulted from increased revenue and operating income.

As of December 31, 2006, the Company had cash and equivalents of $22.9 million of which $11.7 million was cash in the Hotel used to fund daily operations. For the next twelve months, the Company expects to fund property operations, capital and debt service requirements from existing cash balances and operating cash flow. The Company will use cash provided by the new Term Loan to renovate hotel guest rooms.

Cash Flows – Investing Activities

During the year ended December 31, 2006, the Company substantially completed the renovations of 436 rooms, acquired 207 new slot machines and completed a variety of maintenance capital projects. The Company expended approximately $35 million on capital projects in 2006 and expects to spend approximately $35 million on capital expenditure projects in 2007, including the renovation of approximately 1,085 standard guest rooms.

The Company expects to fund 2006 capital expenditure projects from existing cash balances, operating cash flow and the proceeds from the Company’s new Term Loan, which closed in May 2006.

Cash Flows – Financing Activities

On May 11, 2006, the Company entered into a new Loan Agreement with Goldman Sachs Commercial Mortgage Capital, L.P. (the “new Term Loan”). The new Term Loan was for an initial principal amount of $209.2 million and is for an initial term of two (2) years with three one-year extensions. The Company has drawn an additional $15.9 million against the new Term Loan. The new Term Loan is subject to future funding to a maximum of $250 million.

Interest on the new Term Loan accrues at a rate of one month LIBOR plus 2.9%. The new Term Loan provides for no amortization during the term. The new Term Loan is collateralized by a first priority deed of trust on the Hotel.

Pursuant to the terms of the new Term Loan, the Company purchased an interest rate cap with LIBOR strike rate of 5.75% for the first two years of the new Term Loan and an interest rate cap with LIBOR strike rate of 6.25% for any extension periods.

Proceeds from the new Term Loan were used to extinguish the Term Loan dated June 18, 2004.

Other Factors Affecting Liquidity

While the Company believes that the cash available from the new Term Loan and its cash flows from operations together with cash on hand will be adequate to fund its activities, including the capital expenditures that the Company plans to make, no assurances can be made that such sources will be sufficient to meet such requirements. Covenants under the new Term Loan restrict the Company’s future borrowing capacity. However, subject to certain conditions, the new Term Loan does permit the Company to incur additional debt to fund working capital. If circumstances warrant, the Company may seek to obtain a working capital line of credit.

A downturn in the economy, increase in revenue or wagering taxes, acts of terrorism, war or military actions would impact the Company’s casino operations and negatively impact its cash flows from operations. If this were to occur, the Company would be required to adjust its capital spending plans.

Contractual Obligation and Other Commitments

The following table summarizes the Company’s contractual obligations and commitments (amount in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In thousands)
Long-Term Debt Obligations
New Term Loan (a)	$—	$225,096	$—	$—	$225,096
Variable interest payments (b)	18,570	6,706	—	—	25,276
Contractual Obligations
Employment agreements (c)	3,070	2,787	87	—	5,944
Licensing agreement (d)	2,000	2,000	—	—	4,000
Entertainment contracts (e)	13,088	11,288	—	—	24,376

	$36,728	$247,877	$87	$—	$284,692

(a)	The new Term Loan, with an initial funding of $209,000,000, originated May 11, 2006. As of December 31, 2006, the outstanding balance on the new Term Loan was $225,096,000. The loan accrues interest at a rate of 2.9% plus one-month LIBOR which was 5.35% at December 31, 2006. The Loan has a two-year term and can be extended for three one-year extensions options. Additional funding is available for a maximum balance of $250,000,000. The loan is collateralized by a first priority deed of trust on the property and has no amortization.
(b)	Based on December 31, 2005 LIBOR rates of 5.35% plus the applicable interest rate.
(c)	The Company is party to employment agreements with 15 of its senior executives, with original terms of two to five years.
(d)	The Company licenses from Hilton the right to use the mark “Hilton” and is part of Hilton’s reservation system and Hilton’s “HHonors Program ™”. The license expires on December 31, 2008 and, during the term of the license, the Company is required to pay Hilton an annual fee of $2 million plus 1% of the Hotel’s gross room revenue.
(e)	The Company is party to certain contracts to retain specific entertainers for recurring performances. These agreements expire during 2007 and 2008.

Off-Balance Sheet Arrangements

The Company is not currently subject to any off-balance sheet arrangements which it believes will have a material adverse impact on its financial condition.

Debt Instruments

The following table provides information about the Company’s long-term debt at December 31, 2006 (amounts in thousands):

	Maturity date	Face amount	Carrying value	Estimated fair value
New Term Loan	May 2008	$225,096	$225,096	$225,096

The new Term Loan originated May 11, 2006 and had an initial principal amount of $209 million with interest accruing at a rate of one month LIBOR plus 2.9%. The initial term is two years with three one-year extension options. The new Term Loan contains certain restrictions that, among other things, limit the ability of the Company to incur additional indebtedness, create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell assets of the Company without prior approval of the lenders or noteholders. See Item 8 – Financial Statements and Supplementary Data — Notes to Financial Statements — Note 7 — Long-Term Debt.”

Litigation Contingencies and Available Resources

In the normal course of business, the Company is subject to various litigation, claims and assessments. The Company is not currently a party to any material litigation and it is not aware of any material action, suit or proceeding against it that has been threatened by any person.

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

Slot Club Promotions

The Company’s Slot Club allows customers to redeem points earned from their gaming activity for cash and complimentary food, beverage, rooms, entertainment and merchandise. At the time redeemed, the retail value of complimentaries is recorded as revenue with a corresponding offsetting amount included in promotional allowances. The cost associated with complimentary food, beverage, rooms, entertainment and merchandise redeemed is recorded in casino costs and expenses. The Company also records a liability for the estimated cost of the outstanding points that it believes will ultimately be redeemed. For the period June 18, 2004 through December 31, 2006, approximately 86% of the points earned have been redeemed or are estimated to be redeemed.

The Company also participates in a slot club with five affiliated casinos under the auspices of the Joint Marketing Agreement with RIH Resorts LLC.

The RIH Resorts slot club allows customers to earn points from their gaming activity at their home property and redeem them for complimentary food, beverage, rooms, entertainment and merchandise at a destination property referred to as “Destiny Dollars”. The RIH Resorts slot club does not permit customers to redeem Destiny Dollars at the property where they are earned. The cost associated with complimentary food, beverage, rooms, entertainment and merchandise is recorded as casino costs and expenses by the property redeeming the points during the period in which the points are redeemed.

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

Allowance for Doubtful Accounting Reserves

The Company’s receivables balances relate primarily to its hotel and casino operations. The Company reserves an estimated amount for receivables that may not be collected. The Company estimates the allowance for doubtful accounts by applying standard reserve percentages to aged account balances under a specific dollar amount and specifically analyzing the collectiblity of each account with a balance over the specified dollar amount, based on the age of the account, the customer’s financial condition, collection history and any other known information.

The allowance for doubtful accounts as a percentage of receivables at December 31, 2006 increased when compared to December 31, 2005 primarily as a result of the increase in casino receivables. The increase in casino receivables is commensurate with the increase in marker play throughout 2006. The Company maintains strict controls over the issuance of markers and aggressively pursues collection from those customers who fail to pay after issuance of the marker.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the terms of the capitalized lease, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. For assets to be disposed of, the Company recognizes the asset to be sold at the lower of carrying value or fair market value less costs of disposal. Fair market value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For assets to be held and used, the Company reviews fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which requires that the compensation costs relating to share-based payments transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured on fair value models of the equity or liability instruments issued. The Company currently disclosed pro forma compensation expense quarterly and annually by calculating the membership unit option grants’ fair value using the Black-Scholes or other valuation model and disclosing the impact on net loss and loss per membership unit in a note to the financial statements. Upon adoption, pro forma disclosure will no longer be an alternative. The Company began to apply SFAS No. 123(R) using the modified prospective method as to the interim reporting period ended March 31, 2006.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This statement is based on the principle that exchanges of nonmonetary assets should be measured based on fair value of the assets exchanged. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement did not have a material effect on the Company’s financial condition or results of operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt the provisions of SFAS No.157 beginning in the first quarter of 2008 and therefore, has not yet determined the effect, if any, the adoption of SFAS No. 157 will have on its results of operations or financial position.

In September 2006, the SEC issued SAB No. 108 which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires companies to quantify misstatements using both the balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors SAB No. 108 is effective for the first fiscal year ending after November 15, 2006. The Company adopted the provisions of SAB No. 108 as of December 31, 2006. The Company’s adoption of SAB No. 108 as of December 31, 2006 did not have a material impact on its consolidated financial statements.

ITEM 7A.—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company’s primary exposure to market risk is interest rate risk associated with its variable rate long-term debt. If LIBOR were to increase 100 basis points and there were no additional borrowings, interest expense would increase approximately $2.3 million for the year ending December 31, 2007. The Company attempts to manage its interest rate risk by entering into interest rate cap agreements. The Company does not hold or issue financial instruments for trading purposes and does not enter into derivative transactions that would be considered speculative positions. The derivative financial instruments consist exclusively of interest rate cap agreements. Differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expenses.

To manage counterparty credit risk in interest rate cap agreements, the Company only enters into agreements with highly rated institutions that can be expected to perform under terms of such agreements.

ITEM 8.—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

The following financial statements of Colony Resorts LVH Acquisitions, LLC and the financial statements of LVH Corporation are presented herein on the page indicated:

Report of Independent Registered Public Accounting Firm

To the Members of Colony Resorts LVH Acquisitions, LLC:

We have audited the accompanying balance sheets of Colony Resorts LVH Acquisitions, LLC (the “Company”) as of December 31, 2006 and 2005 and the related statements of operations, members’ equity , and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the financial statements, the Company changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standard No. 123 (revised 2004) on January 1, 2006.

/s/ Ernst & Young LLP

Las Vegas, Nevada

March 30, 2007

COLONY RESORTS LVH ACQUISITIONS, LLC

BALANCE SHEETS

(In thousands, except membership unit data)

	December 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and equivalents	$22,943	$17,218
Restricted cash	3,396	2,278
Accounts receivable, net	18,826	18,415
Due from affiliates	—	2,370
Inventories	2,921	3,099
Prepaid expenses and other current assets	4,501	4,830

Total current assets	52,587	48,210
PROPERTY AND EQUIPMENT, net	334,602	312,967
RESTRICTED CASH	2,882	5,471
OTHER ASSETS, net	3,859	3,051

Total assets	$393,930	$369,699

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,850	$12,849
Accrued expenses	35,783	36,204
Due to affiliates	3,114	—

Total current liabilities	50,747	49,053
TERM LOAN	225,096	200,000

Total liabilities	275,843	249,053

COMMITMENTS AND CONTINGENCIES
REDEEMABLE MEMBERS’ EQUITY	60,000	60,000

MEMBERS’ EQUITY:
Class A Membership Units issued and outstanding: 1.50 units at $100 per unit	—	—
Class B Membership Units issued and outstanding: 900,000 units at $100 per unit	90,000	90,000
Accumulated Deficit	(31,913)	(29,354)

Total members’ equity	58,087	60,646

Total liabilities and members’ equity	$393,930	$369,699

The accompanying notes are an integral part of these financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

STATEMENTS OF OPERATIONS

(In thousands, except membership unit data)

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Revenues:
Casino	$111,004	$89,877	$46,406
Rooms	102,867	97,725	45,433
Food and beverage	73,409	66,794	31,669
Other revenue	30,238	24,367	7,216

Total revenues	317,518	278,763	130,724
Less: promotional allowances	(26,694)	(25,873)	(13,506)

Net revenues	290,824	252,890	117,218

Operating Costs and Expenses:
Casino	80,194	72,701	36,553
Rooms	32,136	30,242	15,293
Food and beverage	54,246	52,317	27,663
Other expense	20,330	13,658	4,646
General and administrative	73,283	61,640	31,793
Depreciation	13,337	10,058	4,173
Pre-opening expenses	—	—	6,682

Total Operating Expenses	273,526	240,616	126,803

Operating income (loss)	17,298	12,274	(9,585)

Other income (expense):
Interest expense	(21,500)	(21,297)	(10,924)
Interest income	413	424	166
Loss on extinguishment of debt	(1,318)	—	—

	(22,405)	(20,873)	(10,758)

Net loss	$(5,107)	$(8,599)	$(20,343)

Net loss allocation:
Allocable to Class A	$—	$—	$—
Allocable to Class B	$(5,107)	$(8,599)	$(20,343)
Basic weighted average Class A membership units outstanding	1.50	1.50	1.50
Basic weighted average Class B membership units outstanding	1,500,000	1,500,000	1,500,000
Diluted weighted average membership units outstanding	1,500,001.50	1,500,001.50	1,500,001.50
Net loss per Class A membership unit-basic	$(3.40)	$(5.73)	$(13.56)
Net loss per Class B membership unit-basic	$(3.40)	$(5.73)	$(13.56)
Per membership unit-diluted	$(3.40)	$(5.73)	$(13.56)

The accompanying notes are an integral part of these financial statements.

COLONY RESORTS LVH ACQUISITIONS,

LLC STATEMENTS OF MEMBERS’ EQUITY

(In thousands)

	Capital Contribution
	Class A Membership Units		Class B Membership Units
	Units	Value	Units	Value	Accumulated Deficit	Total
Balance, December 31, 2003	—	$—	—	$—	$(412)	$(412)
Issuance of membership units	—	—	726	72,638	—	72,638
Conversion to equity—due to affiliates balance	—	—	174	17,362	—	17,362
Net loss	—	—	—	—	(20,343)	(20,343)

Balance, December 31, 2004	—	—	900	90,000	(20,755)	69,245
Net loss	—	—	—	—	(8,599)	(8,599)

Balance, December 31, 2005	—	—	900	90,000	(29,354)	60,646
Stock-based employee compensation	—	—	—	—	2,548	2,548
Net loss	—	—	—	—	(5,107)	(5,107)

Balance, December 31, 2006	—	$—	900	$90,000	$(31,913)	$58,087

The accompanying notes are an integral part of these financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,107)	$(8,599)	$(20,343)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,337	10,058	4,173
Valuation change in interest rate cap agreement	517	58	690
Amortization of deferred financing costs	743	2,230	1,207
Loss on extinguishment of debt	1,318
Provision for doubtful accounts	2,154	2,243	133
Stock-based employee compensation	2,548	—	—
Changes in assets and liabilities:
Accounts receivable	(2,564)	(6,359)	(4,142)
Inventories	178	177	(1,021)
Prepaid expenses	330	51	(3,634)
Other assets	471	(1,665)	(121)
Accounts payable	(1,000)	10,814	1,628
Accrued liabilities	(422)	2,087	7,374
Due to (from) affiliates	5,485	(43)	—

Net cash provided by (used in) operating activities	17,988	11,052	(14,056)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(34,972)	(26,534)	(9,246)
Decrease (increase) in restricted cash	1,472	19,822	(12,571)
Payment of purchase of LVH assets, net of cash acquired	—	—	(277,082)
Acquisition costs	—	—	(3,518)

Net cash used in investing activities	(33,500)	(6,712)	(302,417)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from new Term Loan	225,096	—	—
Proceeds from (payment of) Archon Term Loan	(200,000)	—	200,000
Proceeds from issuance of membership units	—	—	72,638
Proceeds from issuance of redeemable membership units	—	—	60,000
Debt issuance costs	(3,859)	(10)	(3,277)

Net cash provided by (used in) financing activities	21,237	(10)	329,361

Increase in cash and equivalents	5,725	4,330	12,888
Cash and equivalents at beginning of year	17,218	12,888	—

Cash and equivalents at end of year	$22,943	$17,218	$12,888

The accompanying notes are an integral part of these financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

STATEMENTS OF CASH FLOWS (continued)

(In thousands)

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
Supplemental Cash Flow Disclosure:
Cash paid for interest	$20,951	$19,738	$8,259

Non-cash investing and financing activity:
Conversion of due to affiliates balance to members’ equity	$—	$—	$17,362

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

The Company’s members consist of Colony Resorts LVH Holdings, LLC (“Holdings”), which is a wholly owned subsidiary of Colony VI, a discrete investment fund managed by an affiliate of Colony Capital, Colony Resorts LVH Co-Investment Partners, L.P. (“Co-Investment Partners”), Colony Resorts LVH Coinvestment Voteco, LLC (“Co-Investment Voteco”) and Colony Resorts LVH Voteco, LLC (“Voteco”), each of which purchased Class A or Class B Membership Units on June 18, 2004 in connection with the equity financing described in Note 9. On July 19, 2006, WH/LVH Managers Voteco, LLC (“Whitehall Voteco”) joined the Company as a member upon its acquisition of certain Class A Membership Units from Co-Investment Voteco. On November 21, 2006, Nicholas L. Ribis (“Mr. Ribis”) joined the Company as a member upon the transfer of certain Class A and Class B Membership Units from Voteco and Holdings, respectively.

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

The following proforma financial information for the Company has been prepared assuming the Acquisition had occurred on the first day of the year ended December 31, 2004 (in thousands, except unit data):

Net revenues	$234,414
Net loss	$(14,237)
Net loss per Class A membership, unit-basic	$(9.49)
Net loss per Class B membership, unit-basic	$(9.49)
Per membership, unit-diluted	$(9.49)

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

Restricted Cash

The Company has on deposit $6.3 million and $7.7 million in various escrow accounts as of December 31, 2006 and 2005, respectively. The accounts segregate funds to be used solely for renovation projects, property taxes and insurance, and certificates of deposit securing letters of credit in connection with self insurance policies issued by its insurance carriers.

Accounts Receivable

Accounts receivable are recorded net of amounts estimated to be uncollectible. The Company estimates an allowance for doubtful accounts to reduce the Company’s receivables to their carrying amount which approximates fair value. The Company estimates an allowance for doubtful accounts based on a specific review of customer accounts, collection experience, and current business conditions.

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

Capitalized Interest

The interest cost associated with major construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. During the years ended December 31, 2006. 2005 and 2004 the Company incurred $23.5 million, $21.9 million and $11.9 million in interest expense, respectively, and capitalized approximately $673,000, $563,000 and $0 of interest, respectively.

Deferred Financing Costs

Deferred financing costs of $3.2 million relate to the Company’s new Term Loan described in Note 7. The Company has amortized loan costs since the closing of the Acquisition using the effective interest method. On May 11, 2006, the Company entered into a new Term Loan with Goldman Sachs Commercial Mortgage, LLC. The unamortized loan costs associated with the Acquisition were written off and the loan costs associated with the new loan were capitalized for amortization over the life of the loan. Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $2.1 million, $2.3 million and $1.7 million respectively.

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

	2006	2005	2004
Food and Beverage	$13,217	$12,454	$6,552
Rooms	3,963	3,771	2,163
Other	1,307	1,208	756

	$18,487	$17,433	$9,471

The estimated retail value of such promotional allowances included in operating revenues for the years ended December 31 is as follows (in thousands):

	2006	2005	2004
Food and Beverage	$14,352	$12,900	$6,563
Rooms	10,990	11,487	6,178
Other	1,551	1,486	765

	$26,893	$25,873	$13,506

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

Slot Club Promotion and Progressive Jackpot Payouts

The Company accrues for points earned by members of the Company’s slot club as a reduction to revenue based upon the estimates for expected redemptions. The Company maintains a number of progressive slot machines and table games. As wagers are made on the respective progressive games, the amount available to win (to be paid out when the appropriate jackpots are hit) increases. The Company has recorded the progressive jackpots as a liability with a corresponding charge against casino revenue.

Advertising Costs

Costs for advertising are expensed as incurred. Advertising costs expensed during the years ended December 31, 2006. 2005 and 2004 were $6.9 million, $4.8 million and $3.7 million respectively.

Income Taxes

The Company is a limited liability company and is therefore taxed as a partnership for federal income tax purposes. Because the Company does not pay corporate federal income taxes at the entity level on its taxable income, no provision for federal income taxes is reflected in the accompanying financial statements.

Pre-opening Expenses

Pre-opening expenses representing primarily direct personnel and other costs incurred prior to the Acquisition were expensed as incurred.

Accounting for Derivative Instruments and Hedging Activities

The Company uses an interest rate cap (the “Cap”) to assist in managing interest cost being incurred on its new Term Loan. The difference between amounts received and amounts paid under such agreements, as well as any fees, is recorded as a reduction of, or addition to, interest expense as incurred over the life of the Cap.

The Company has a policy aimed at managing interest rate risk associated with its current and anticipated future borrowings. This policy enables the Company to use any combination of interest rate swaps, futures, options, caps and similar instruments. To the extent the Company employs such financial instruments pursuant to this policy, and the instruments qualify for hedge accounting, they are accounted for as hedging instruments. In order to qualify for hedge accounting, the underlying hedged item must expose the Company to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce the Company’s exposure to market fluctuation throughout the hedge period. If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss in the period of change. The Company does not apply hedge accounting. Accordingly, net interest paid or received pursuant to the financial instrument is included as interest expense.

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

2004 Incentive Plan

In connection with the closing of the Acquisition, the Company’s board and members approved the Company’s 2004 Incentive Plan (the “Plan”). As of June 18, 2004, the Company had a total of 0.167 Class A Units and 166,667 Class B units reserved for issuance under the Plan. The Plan was amended by the board on May 16, 2006 in order to (1) comply with Section 409A of the Internal Revenue Code of 1986, as amended from time to time, and (2) eliminate the provision that excludes the value attributable to the Development Parcels (as defined in the Plan).

Subsequent to the closing of the Acquisition, the Company granted 0.167 options of Class A Units and 166,667 options of Class B Units to certain executives, in accordance with the Plan. The options have a 10 year life, vest over three years and have an exercise price of $100 per unit in both classes which was equal to, or greater than, the fair market value of the membership units at the date of grant. As a result of the amendment on May 16, 2006 which eliminated the exclusion of the value of the Development Parcels, the options increased in value.

On June 7, 2004, Voteco and Holdings granted the Vice Chairman of the Company an option to acquire 0.015 Class A Units and 15,000 Class B Units of the Company, respectively. These additional options were exercised on November 21, 2006.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s estimated requisite service period (generally the vesting period of equity award) on a straight-line basis. Estimates are revised if key elements of the options change. The cumulative effect on compensation cost as a result of changes to key elements or forfeiture estimates are recognized in the period of the change. The amendment on May 16, 2006 triggered a revaluation of the options. The increase in value will be recorded on a straight-line basis over the remaining vesting period of the options.

Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No.25), and related interpretations. The Company adopted SFAS No. 123(R) using the modified prospective method and accordingly, financial statement amounts for prior periods presented in the Form 10-K have not been restated to reflect the fair value method of recognizing compensation cost relating to these options.

The fair value of the option awards is estimated on the date of grant using an appraisal of the value of the Company and its membership units. No additional grants have been awarded subsequent to the Acquisition date.

There was approximately $2.5 million of compensation cost related to the 166,667 options recognized in general and administrative expenses for the twelve months ended December 31, 2006 in the implementation of SFAS No. 123(R). The estimated fair value of the options at the date of grant was $27.73 per membership unit and was computed using the Black-Scholes-Merton option pricing model with the following weighted average assumptions: risk free interest rate of 3.24%; no expected dividend yields; and expected vesting periods of 36 months. The estimated afir value of the options at the date of amendment was $38.21 per membership unit and was also computed using the Black-Scholes-Merton option pricing model with the following weighted average assumptions: risk free interest rate of 5.07%, no expected dividend yield, and expected vesting periods of 36 months. The following table sets forth the assumptions used to determine compensation cost for these options consistent with the requirements of SFAS No. 123(R).

Weighted-average assumptions:	2006 (Post Amendment)	2006 (Pre Amendment)	2005	2004
Model	Black-Scholes	Black-Scholes	Black-Scholes	Black-Scholes
Number of options	166,667 options	166,667 options	166,667 options	166,667 options
Membership unit price	$104	$100	$100	$100
Exercise unit price	$100	$100	$100	$100
Dividend Yield	N/A	N/A	N/A	N/A
Volatility	37%	40%	40%	40%
Risk-Free rate	5.07%	3.24%	3.24%	3.24%
Valuation Date	June 30, 2006	June 18, 2004	June 18, 2004	June 18, 2004
Expiration Date	June 18, 2014	June 18, 2014	June 18, 2014	June 18, 2014
Term	36 months		36 months	36 months
Up movement	N/A		N/A	N/A
Down movement	N/A		N/A	N/A
Risk Neutral Probability	N/A		N/A	N/A

Under APB No. 25 there was no compensation cost recognized for these options and thus the financial statements for the twelve months ended December 31, 2005 and 2004 include no such costs. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123.

For the Year Ended December 31,

(in thousands, except membership unit data)

	2005		2004
	CLASS A MEMBERSHIP UNITS	CLASS B MEMBERSHIP UNITS	CLASS A MEMBERSHIP UNITS	CLASS B MEMBERSHIP UNITS
Net loss as reported	$—	$(8,599)	$—	$(20,343)

Stock-based compensation cost	—	(1,541)	—	(770)

Pro-forma net loss	$—	$(10,140)	$—	$(21,113)

Basic loss per membership unit as reported	$—	$(5.73)	$—	$(13.56)

Stock-based compensation cost	$—	(1.03)	—	(0.51)

Pro-forma basic and diluted Loss per share	$—	$(6.76)	$—	$(14.07)

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This statement is based on the principle that exchanges of nonmonetary assets should be measured based on fair value of the assets exchanged. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement did not have a material effect on the Company’s financial condition or results of operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt the provisions of SFAS No.157 beginning in the first quarter of 2008 and therefore, has not yet determined the effect, if any, the adoption of SFAS No. 157 will have on its results of operations or financial position.

In September 2006, the SEC issued SAB No. 108 which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires companies to quantify misstatements using both the balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. Upon initial adoption, if the effect of the misstatement is determined to be material, SAB No. 108 allows companies to record that effect as a cumulative-effect adjustment to beginning of year retained earnings. SAB No. 108 is effective for the first fiscal year ending after November 15, 2006. The Company adopted the provisions of SAB No. 108 as of December 31, 2006. The Company’s adoption of SAB No. 108 as of December 31, 2006 did not have a material impact on its consolidated financial statements.

Income Taxes

The Company is a limited liability company and is therefore taxed as a partnership for federal income tax purposes. Because the Company does not pay corporate federal income taxes at the entity level on its taxable income, no provision for federal income taxes is reflected in the accompanying financial statements.

Reclassifications

Certain amounts in the December 31, 2005 and 2004 financial statements have been reclassified to conform to the December 31, 2006 presentation. These reclassifications had no effect on the previously reported net loss.

Note 4 – ACCOUNTS RECEIVABLE, NET

Components of accounts receivable as of December 31 were as follows (thousands):

	2006	2005
Casino	$14,615	$11,294
Hotel	7,571	8,920
Other	1,201	577

	23,387	20,791
Less: allowance for doubtful accounts and discounts	(4,561)	(2,376)

	$18,826	$18,415

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

Note 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment as of December 31 consist of the following (in thousands):

	2006	2005
Land and land improvements	$153,982	$153,982
Building and improvements	137,165	109,425
Equipment, furniture, fixtures and leasehold improvements	63,868	50,660
Construction in progress	7,104	13,130

	362,119	327,197
Less: accumulated depreciation	(27,517)	(14,230)

	$334,602	$312,967

Note 6 – ACCRUED EXPENSES

Accrued expenses as of December 31 consist of the following (in thousands):

	2006	2005
Customer deposits	$4,093	$5,255
Payroll and related	13,669	11,869
Taxes and licenses	2,688	2,274
Casino related	10,252	11,174
License royalties	208	186
Interest	—	934
Other accruals	4,873	4,512

	$35,783	$36,204

Customer deposits relate to Casino front money, hotel, and banquet advance payments and are all due within one year.

Note 7– LONG-TERM DEBT

On June 18, 2004 in connection with the consummation of the Acquisition, the Company entered into the Archon Loan (the “Term Loan”). The Term Loan was for a principal amount of $200 million and was for an initial term of two (2) years with two one-year extensions. Interest on the Term Loan accrued at a rate of 6.50% plus the greater of (i) one-month LIBOR (which was 4.8% and 4.5% at December 31, 2005 and 2004 respectfully) or (ii) 1.5%. The Term Loan provided for no amortization during the term. The Term Loan was collateralized by a first priority deed of trust on the Property.

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

On May 11, 2006, the Company entered into a new Loan Agreement with Goldman Sachs Commercial Mortgage Capital, L.P. (the “new Term Loan”). The new Term Loan is for an initial principal amount of $209.2 million and is for an initial term of two (2) years with three one-year extensions. The Company has drawn an additional $15.9 million against the new Term Loan. The new Term Loan is subject to future funding to a maximum of $250 million.

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

Proceeds from the new Term Loan were used to extinguish the Term Loan dated as of June 18, 2004 and to pay a $1.0 million exit fee.

The Company recorded a loss on extinguishment of debt of approximately $1,318,000 relating to loan costs associated with the original Term Loan.

Fair Value

Estimated fair values of the Company’s debt and related financial instruments as of December 31, are as follows (in thousands):

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan	$225,096	$225,096	$200,000	$200,000
Cap Agreement	$111	$111	$21	$21

The fair values of the Term Loan approximate its carrying amount based on the variable nature of the facilities. The fair value of the interest rate cap is based upon a quote from a broker.

Note 8 – REDEEMABLE MEMBERS’ INTERESTS

In connection with the closing of the Acquisition, the Company, Voteco, Co-Investment Voteco, Co-Investment Partners and Holdings entered into a Sale Right Agreement, dated June 18, 2004 (the “Sale Right Agreement”). Pursuant to the terms of Co-Investment Partners’ partnership agreement, at any time after May 23, 2008, Whitehall (a limited partner in Co-Investment Partners and an affiliate of Goldman Sachs Commercial Mortgage Capital, L.P.,, the lender under the new Term Loan) has the right to request that Co-Investment Partners purchase all of Whitehall’s interest in Co-Investment Partners at a purchase price determined by Whitehall. Pursuant to the Sale Right Agreement, upon receiving notice from Whitehall that it has exercised the sale right the Company must, within forty-five days elect to either (i) purchase that portion of the Class B Membership Units which represent Whitehall’s interest in Co-investment Partners or (ii) sell the Company in its entirety. If the Company elects not to redeem the Class B Membership Units, it must appoint Goldman Sachs & Co. as its sole and exclusive agent for a period of one year to seek to sell the Company at a price extrapolated from the price Whitehall established for its interest in Co-Investment Partners. In addition, on June 18, 2010, if the Company has not been sold pursuant to sale right above or otherwise, the Company shall appoint Goldman Sachs & Co. as its sole agent to seek to sell the Company at the best price obtainable unless Whitehall and Co-Investment Partners both agree not to sell the Company or to postpone such sale. For purposes of the diluted membership unit calculation, it is assumed that the redemption of Whitehall’s interest or sale of the property will be consummated at fair value.

Note 9 – MEMBERSHIP INTERESTS

In connection with and immediately prior to the Acquisition, the Company issued Class A Membership Units (“Class A Units”) to Co-Investment Voteco and Voteco on a pro rata basis in proportion to the equity contributions made by each entity. In addition, the Company issued Class B Membership Units (“Class B Units” and together with the Class A Units, the “Membership Units”) to Co-Investment Partners and to Holdings, on a pro rata basis in proportion to the equity contributions made by each entity. All of these entities are existing affiliates of the Company. Pursuant to the Operating Agreement and upon receipt of all required approvals from the Nevada Gaming Authorities, Co-Investment Voteco transferred certain Class A Units to Whitehall Voteco, and as a result,

Whitehall Voteco joined the Company as a member and became a party to the Operating Agreement effective July 19, 2006. Pursuant to an Option Agreement between Mr. Ribis, Voteco and Holdings, Mr. Ribis exercised options to acquire Class A Units and Class B Units directly from Voteco and Holdings, respectively, and as a result, Mr. Ribis joined the company as a member and became a party to the Operating Agreement effective November 21, 2006.

As of December 31, 2006, Voteco owns 0.585 Class A Units, Co-Investment Voteco owns 0.30 Class A Units,Whitehall Voteco owns 0.60 Class A Units and Mr. Ribis owns 0.015 Class A Units. In addition, as of December 31, 2006, Holdings owns 585,000 Class B Units, Co-Investment Partners owns 900,000 Class B Units and Mr. Ribis owns 15,000 Class B Units. Prior to the closing of the Acquisition, the Company executed the Operating Agreement. Pursuant to the Operating Agreement, holders of Class A Units are entitled to one vote per unit in all matters to be voted on by voting members of the Company. Holders of Class B Units are not entitled to vote, except as otherwise expressly required by law.

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

At the time of the closing of the Acquisition, a Transfer Restriction Agreement was executed by and among Thomas J. Barrack, Jr. (“Mr. Barrack”), Mr. Ribis, Co-Investment Partners and Co-Investment Voteco (the “Coinvestment Transfer Restriction Agreement”) and a Transfer Restriction Agreement was executed by and among Mr. Barrack, Voteco and Holdings (the “Voteco Transfer Restriction Agreement”). At the time of the transfer of certain Class A Units to Whitehall Voteco from Co-Investment Voteco, a Transfer Restriction Agreement was executed by and among Stuart Rothenberg (“Mr. Rothenberg”), Brahm Cramer (“Mr. Cramer”) and Jonathan Langer (“Mr. Langer”) and together with Mr. Rothenberg and Mr. Cramer, the “Whitehall Voteco Members”, Whitehall Voteco and Co-Investment Partners (the “Whitehall Voteco Transfer Restriction Agreement”).

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

The Company’s Class A Units issued to Whitehall Voteco are subject to the Whitehall Voteco Transfer Restriction Agreement, which provides, among other things, that:

•

Co-Investment Partners has the right to acquire Class A Units from Whitehall Voteco on each occasion that Class B Units held by Co-Investment Partners would be transferred to a proposed purchaser who, in connection with such proposed sale, has obtained all licenses, permits, registrations, authorizations, consents, waivers, orders, findings of suitability or other approvals required to be obtained from, and has made all findings, notices or declarations required to be made with, all gaming authorities under all applicable gaming laws;

•	A specific purchase price, as determined in accordance with the Whitehall Voteco Transfer Restriction Agreement, will be paid to acquire the Class A Units from Whitehall Voteco; and

•	Whitehall Voteco will not transfer ownership of Class A Units owned by it except pursuant to such option of Co-Investment Partners.

It is currently anticipated that any future holders of the Company’s Membership Units will become a party to the Operating Agreement.

Note 10 – EMPLOYEE BENEFIT PLAN

Participation in the Resorts Hotels and Casinos 401(k) employee savings plan is available for all full time employees who are not covered under a collective bargaining agreement. The savings plan allows participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. The Company matches 50% of the first 6% of employee contributions, up to a maximum of 3% of participating employee’s eligible gross wages. For the years ended December 31, 2006 and 2005, matching contributions expensed under the savings plans were $934,000 and $773,000 respectively. For the period June 18, 2004 through December 31, 2004, matching contributions expensed under the savings plan was $309,000

Colony Resorts LVH Savings Plan was established for employees not covered under a collective bargaining agreement as part of the acquisition of the Hotel. On November 18, 2005 all assets of the plan were merged into the Resorts Hotels & Casinos 401(k) Plan.

Employees of the Company who are members of various unions are covered by union-sponsored, collective bargained, multiemployer health and welfare and defined benefit pension plans. The Company recorded expenses of $17.3 million for the year ended December 31, 2005 related to these plans and $18.2 million for the year ended December 31, 2006. The plan’s sponsors have not provided sufficient information to permit the Company to determine its share of unfunded vested benefits, if any.

Note 11 – RELATED PARTY TRANSACTIONS

Colony VI funded the escrow deposit and deferred financing costs and paid certain expenses related to the Company’s operations during the period from December 18, 2003 (inception) through June 17, 2004. At the completion of the Acquisition, these advances were converted to members’ equity.

The Company entered into a Services Agreement, Joint Services Agreement and Joint Marketing Agreement with Resorts International Hotel, Inc. (“Resorts”) an affiliate of the Company (through common control) on June 18, 2004. On April 25, 2005, the Joint Services Agreement and the Joint Marketing Agreement were amended and restated to add RIH Resorts, LLC, an affiliate of the Company (through common capital), as a party to the agreements. These agreements provide for an initial term of three years with automatic one year renewal periods. The agreements provide that the Company and Resorts will cooperatively develop and implement joint services and marketing programs.

The Company provides and/or receives services from affiliated companies. The total net value of services received from the affiliated companies was approximately $5.5 million for the year ended December 31, 2006, $2.1 million for the year ended December 31, 2005 and $376,000 for the year ended December 31, 2004.

Note 12 – COMMITMENTS AND CONTINGENCIES

Letters of Credit

In September 2006 and 2005, the Company was required to deliver irrevocable standby letters of credit in the amount of $1,435,000 and $1,437,000, respectively, in connection with self insurance policies issued by its insurance carriers. These letters of credit are secured by certificates of deposit for $1,435,000 and $1,437,000 which are included in restricted cash as of December 31, 2006 and 2005. The initial expiration dates of these letters of credit are October 2007 and 2006, respectively, and are automatically extended for one year from their expiration date unless the issuing bank notifies the Company sixty days prior to such expiration dates that the letters of credit will not be renewed. As of December 31, 2006, there are no amounts outstanding on either letter of credit.

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

In addition, under the Vice Chairman’s agreement, the Company granted the Vice Chairman an option to purchase 0.125 Class A and 125,000 Class B Membership Units. The employment agreements provided that the Company grant certain executives options to purchase the Company’s Class A Units and Class B Units that are issued and outstanding as of the date on which the Acquisition was completed. The options were granted under the 2004 Incentive Plan adopted by the Company. Depending on the terms of the employment agreement, executives were granted options to purchase 0.5% to 7.5% of the Membership Units.

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

On July 7, 2005, the Nevada Division of Environmental Protection (“NDEP”) requested the Company install three monitoring wells on the Hotel to monitor and evaluate the source of tetrachloroethene in the groundwater flowing beneath the Hotel. The Company engaged an independent consultant, which provided quarterly Discharge Monitoring Reports to NDEP. The independent consultant completed its Environmental Investigation Report on November 30, 2006, which concluded that the tetrachloroethene originates from an off-site source, near the southwest corner of the Hotel. The Company will continue to monitor the tetrachloroethene until advised otherwise by NDEP.

The Company does not expect that its compliance measures in respect of the groundwater issue or the asbestos issue will have a material effect upon its capital expenditures, earnings or competitive position. A filtration system required for the dewatering sump pumps and the monitoring wells have been installed at an annual operating cost of approximately $45,000. There can be no assurance, however, that the operating costs for the treatment system will not increase or that there will be no claims or other liabilities associated with the foregoing conditions.

Litigation

In the normal course of business, the Company is subject to various litigation, claims and assessments. The Company is not currently a party to any material litigation and, it is not aware of any material action, suit or proceeding against it that has been threatened by any person.

Note 13 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Net Revenues	Operating Income (loss)	Net Income (loss)	Net Income (loss) applicable to membership units	Diluted income (loss) per membership unit
	(amounts in thousands, except per share amounts)
Year ended December 31, 2006
First quarter	$76,785	$12,440	$6,616	$6,616	$4.41
Second quarter	73,495	3,745	(3,026)	(3,026)	(2.02)
Third quarter	67,404	(876)	(6,086)	(6,086)	(4.06)
Fourth quarter	73,140	1,989	(2,611)	(2,611)	(1.74)
Year ended December 31, 2005
First quarter	$70,293	$10,590	$5,657	$5,657	$3.77
Second quarter	64,077	5,094	(188)	(188)	(0.13)
Third quarter	59,696	(1,720)	(6,985)	(6,985)	(4.66)
Fourth quarter	58,824	(1,690)	(7,083)	(7,083)	(4.71)
Year ended December 31, 2004
First quarter (a)	$—	$(1,902)	$(1,902)	$(1,902)	$(1.27)
Second quarter (b)	7,259	(5,650)	(6,271)	(6,271)	(4.18)
Third quarter	53,684	(1,195)	(5,465)	(5,465)	(3.64)
Fourth quarter	56,275	(838)	(6,705)	(6,705)	(4.47)

(a)	There were no operations in the first quarter of 2004, as the Company was in the process of completing the Acquisition. Membership units had not been unitized as of December 31, 2005.
(b)	The Acquisition was completed on June 18, 2004 and the Company took over operations of the Hotel on this date.

Report of Independent Registered Public Accounting Firm

To LVH Corporation:

We have audited the accompanying statements of operations and accumulated deficit and of cash flows of LVH Corporation (a wholly owned subsidiary of Caesars Entertainment, Inc.) for the period from January 1, 2004 through June 17, 2004. These financial statements are the responsibility of LVH Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of LVH Corporation for the period from January 1, 2004 through June 17, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
October 12, 2004

LVH CORPORATION

STATEMENTS OF INCOME AND ACCUMULATED DEFICIT

(In Thousands)

FOR THE PERIOD FROM JANUARY 1, 2004 THROUGH JUNE 17, 2004

2004
Revenues
Casino	$38,471
Rooms	48,670
Food and beverage	31,975
Other revenue	8,775

Gross revenues	127,891
Less promotional allowances	(10,695)

Net revenues	117,196

Expenses
Casino	28,903
Rooms	13,692
Food and beverage	24,932
Other expense	4,067
General and administrative	27,188
Depreciation and amortization	8,741
Management fee to parent	3,567

111,090

Operating income	6,106
Interest income	—

Net income	6,106
Accumulated deficit, beginning of period	(214,036)

Accumulated deficit, end of period	$(207,930)

See notes to financial statements.

LVH CORPORATION

STATEMENT OF CASH FLOWS

(In Thousands)

FOR THE PERIOD FROM JANUARY 1, 2004 THROUGH JUNE 17, 2004

2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,741
Provision for bad debts	(375)
Other	32
Change in working capital components:
Accounts receivable	12,021
Inventories, prepaid expenses and other current assets	(1,228)
Accounts payable and accrued expenses	(18,945)

Net cash provided by operating activities	6,352

CASH FLOWS USED IN INVESTING ACTIVITIES-Additions to property and equipment	(2,998)

CASH FLOWS USED IN FINANCING ACTIVITIES-Change in due to affiliated companies	(6,139)

Decrease in cash and equivalents	(2,785)
Cash and equivalents at beginning of period	12,734

Cash and equivalents at end of period	$9,949

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

The revenue components presented in the statement of operations include the retail value of rooms, food and beverage, and other goods or services provided to customers on a complimentary basis. Complimentary revenues which are included in the accompanying statement of operations are as follows:

2004
(in thousands)
Rooms	$4,707
Food and beverage	5,306
Other revenue	682

Total complimentary revenues	$10,695

Promotional allowances consist principally of the retail value of complimentary food and beverages, accommodations, admissions and entertainment provided to casino patrons. The estimated departmental costs of providing these complimentaries are classified in the statement of operations as an expense of the department issuing the complimentary, primarily the casino department and are as follows:

2004
(in thousands)
Rooms	$1,401
Food and beverage	4,785
Other revenue	635

Total cost of promotional allowances	$6,821

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

Reclassifications—Certain reclassifications have been made to the 2004 financial statements in order for them to be comparable to the 2006 presentation. These reclassifications include certain departmental expenses (namely casino accounting, security and surveillance) previously included in general and administrative expense now charged to the casino division; and other departments (telephone operations and valet) previously included in other expense now charged to the rooms division.

Additionally, promotional allowances for room, food, beverage and other miscellaneous items were previously netted against the corresponding divisional revenue. The reclassified statement of operations now shows the promotional allowances as revenue with an overall reduction of gross revenue for all promotional allowances. The promotional allowance detail of room, food, beverage and other miscellaneous items was previously disclosed in a footnote.

The reclassifications had no effect on operating income or net income.

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

The income tax provision for the period ended June 17, 2004 is as follows:

2004
(in thousands)
Deferred federal provision	$1,724
Valuation allowance	(1,724)

Total	$—

A reconciliation of LVH’s income tax provision as compared to the benefit calculated by applying the federal statutory rate (35%) is as follows for the period ended June 17, 2004:

2004
(in thousands)
Computed expected income tax provision	$2,137
General business credits differential	(436)
Other	23
Valuation allowance	(1,724)

Total	$—

Management has considered certain tax planning strategies as permitted by SFAS No. 109, Accounting for Income Taxes. Management has determined that tax benefits associated with deferred tax assets are more likely than not unrealizable through reduction of LVH’s future taxable income and future reversals of existing temporary differences and has recorded a full valuation allowance.

The Internal Revenue Service is currently examining the Parent’s federal income tax returns for the years ended December 31, 2002 and 2003. In LVH’s opinion, any tax liability arising from the examinations will not have a material adverse impact on LVH’s financial statements.

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

LVH leases gaming devices from a wholly owned subsidiary of Caesars. Lease expense for such gaming devices pursuant to these lease agreements totaled approximately $353,000 for the period ended June 17, 2004.

Employees of LVH are eligible to participate in a 401(k) savings plan sponsored by Caesars (the “Plan”) after meeting certain age and length of employment requirements. Caesars remits all payroll deductions, employer matching and administrative expenses to the trustee of the Plan. These charges totaled approximately $2,164,000 for the period ended June 17, 2004.

Certain executive level employees of LVH are eligible to participate in a deferred compensation plan sponsored by Caesars and remits all payroll deductions, employer matching and administrative expenses to the trustee of the deferred compensation plan. These charges totaled approximately $524,000 for the period ended June 17, 2004.

Medical benefits for employees of LVH as well as certain other employee related benefits such as a wellness center, employee assistance program and health fairs are provided and funded by Caesars. Charges for these items totaled approximately $4,160,000 for the period ended June 17, 2004.

LVH is included with Caesars and its other domestic subsidiaries for general liability, workers’ compensation, theft, errors and omissions and other insurance purposes. Costs for the self-insured general liability and workers’ compensation programs are allocated to Caesars’ subsidiaries based upon actual claim data and costs for the other coverage are allocated to Caesars’ subsidiaries based on relative premium by subsidiary. Insurance costs allocated to LVH totaled approximately $793,000 for the period ended June 17, 2004.

Caesars and other wholly owned subsidiaries of Caesars provide marketing and advertising services for LVH. Included in these costs are the costs of advertising for LVH in various media outlets and direct marketing efforts to certain patrons. Marketing and advertising costs allocated to LVH totaled approximately $297,000 for the period ended June 17, 2004.

Caesars and other wholly owned subsidiaries of Caesars provide various support services for LVH. Included in these services are accounts payable, call center, collections, human resources, payroll, public relations, purchasing and race and sports book administration. Support services costs allocated to LVH totaled approximately $1,145,000 for the period ended June 17, 2004.

Wholly owned subsidiaries of Caesars provide various services for LVH. Included in these services are food preparation, laundry, dry cleaning and other professional services. Service costs allocated to LVH totaled approximately $2,816,000 for the period ended June 17, 2004.

LVH utilizes the facilities of other wholly owned subsidiaries of Caesars as a marketing mechanism for certain patrons, including Cascata, the Caesars owned golf course. Costs allocated to LVH totaled approximately $93,000 for the period ended June 17, 2004.

LVH CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM JANUARY 1, 2004 THROUGH JUNE 17, 2004

LVH and other wholly owned subsidiaries of Caesars buy and sell tickets to various events to be distributed to certain patrons as well as host events attended by patrons of other Caesars’ hotels and casinos. The net amount of such purchases and sales was an expense of approximately $422,000 for the period ended June 17, 2004.

Certain significant construction projects are managed through Caesars. Caesars purchases the materials and manages the construction process, charging LVH the total cost of both the materials and labor. The total amount of such costs was approximately $363,000 for the period ended June 17, 2004.

Caesars funds postage costs to the third party vendor as well and charging such postage costs to LVH. Postage costs allocated to LVH totaled approximately $265,000 for the period ended June 17, 2004.

LVH and other wholly owned subsidiaries of Caesars share race and sports book revenues and the gaming taxes associated with such revenues based upon race and sports book handle. In conjunction with this revenue sharing, LVH recorded a net expense of approximately $1,219,000 for the period ended June 17, 2004.

Caesars and other wholly owned subsidiaries of Caesars provide various support services and products for sale in LVH’s retail outlets. The costs for such products and support services allocated to LVH totaled approximately $1,200,000 for the period ended June 17, 2004.

LVH receives a credit from Caesars for commissions on ATM and cash advance transactions as well as rebates associated with LVH purchases. The credits allocated to LVH totaled approximately $739,000 for the period ended June 17, 2004.

Caesars receives a management fee for services provided to LVH by the Parent that is based upon certain operating results. The services provided to LVH by the Parent include centralized information technology, internal audit, risk management, legal and other administrative functions. The fee charged totaled approximately $3,567,000 for the period ended June 17, 2004.

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

LVH pays a franchise fee for the rights to use the Hilton trade name. Franchise fees paid to Hilton pursuant to the franchise fee agreement totaled approximately $1,160,000 the period ended June 17, 2004.

LVH pays a fee for the right to be included in the Hilton group and convention marketing literature and program. Group and convention marketing fees paid to Hilton totaled approximately $424,000 for the period ended June 17, 2004.

LVH pays a fee for the usage of a centralized reservations system. Reservations fees paid to Hilton totaled approximately $112,000 for the period ended June 17, 2004.

LVH pays a fee for the HHonors™ customer loyalty program. HHonors™ fees paid to Hilton totaled approximately $272,000 for the period ended June 17, 2004. LVH receives a fee from Hilton when a patron utilizes their HHonors™ points at the Property. HHonors™ fees received from Hilton totaled approximately $514,000 for the period ended June 17, 2004.

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

LVH CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM JANUARY 1, 2004 THROUGH JUNE 17, 2004

Contracts

Pursuant to agreements between LVH and Paramount Parks, Inc. (“Paramount”), under which Paramount operates a themed simulation ride attraction at the Property called Star Trek: The Experience (the “Attraction”). LVH recorded net expense of approximately $174,000 for the period ended June 17, 2004.

In addition, LVH paid approximately $171,000 for the period ended June 17, 2004, respectively, toward advertising making reference to the Attraction. Effective January 1, 2004, the agreements were amended to eliminate the annual payments to Paramount, eliminate the annual Star Trek advertising, except for approximately $250,000 to be paid in 2004, and required LVH to provide $2,000,000 to be used for improvements to the Attraction, which LVH paid to Paramount in December 2003.

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

ITEM 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.—CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s Chief Executive Officer and its Executive Vice President, Finance (its principal financial officer) have evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) of the Company as of December 31, 2006 and have concluded that they are effective within the reasonable assurance threshold described above.

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

ITEM 9B.—OTHER INFORMATION

None

PART III

ITEM 10.—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

The directors and executive officers of the Company as of December 31, 2006 are as follows:

NAME	AGE	POSITION
Directors
Thomas J. Barrack, Jr.	59	Chairman of the Board
Nicholas L. Ribis	61	Vice-Chairman of the Board
Jonathan Langer	37	Member of the Board
Clive S. Cummis	78	Independent Member of the Board
Executive Officers
Rodolfo Prieto	62	Chief Executive Officer and General Manager
Robert Schaffhauser	60	Executive Vice President, Finance
Kenneth M. Ciancimino	45	Executive Vice President, Administration

THOMAS J. BARRACK, JR. has served as a Manager and Board Member of the Company since its formation. Mr. Barrack also holds a majority membership interest in Coinvestment Voteco and all of the membership interests in Voteco. Mr. Barrack has served as Chairman and Chief Executive Officer of each of Colony Capital, LLC (“Colony Capital”) and Colony Advisors, LLC (“Colony Advisors”) since their organization in August 1992 and September 1991, respectively. Colony Capital and Colony Advisors are international real estate investment and management firms. Mr. Barrack is a Director of Continental Airlines, Inc., a commercial airline, First Republic Bank, a full-service private banking, investment management and trust services company, and Kerzner International Limited, a private developer of resort and gaming properties worldwide. Mr. Barrack is also a Director of Colony RIH Holdings, Inc. and Resorts International Hotel & Casino, Inc., which own and operate Resorts Atlantic City, a casino hotel in Atlantic City, New Jersey. Mr. Barrack also serves as a Director of RIH Resorts, LLC., which owns and operates casino hotels in Atlantic City, New Jersey, Tunica, Mississippi and East Chicago, Indiana.

NICHOLAS L. RIBIS has served as a Manager and Board Member of the Company since its formation. Mr. Ribis currently is the Vice Chairman of Colony RIH Holdings, Inc. and Vice Chairman of Resorts International Hotel & Casino, Inc., which own and operate Resorts Atlantic City, a casino hotel in Atlantic City, New Jersey. Mr. Ribis is also currently serving as Vice Chairman of RIH Resorts, LLC, which owns and operates casino hotels in Atlantic City, New Jersey, Tunica, Mississippi and East Chicago, Indiana. Mr. Ribis served as President, Chief Executive Officer and director of Trump Hotels and Casino Resorts from 1995 to 2000. Trump Hotels and Casino Resorts engages in investments in real estate and gaming facilities. From January 1993 to January 1995, Mr. Ribis was Chairman of the Casino Association of New Jersey, and has served for seven years on the board of trustees of the New Jersey Casino Reinvestment Development Authority.

JONATHAN LANGER was appointed as a Board Member on July 19, 2006. Mr Langer is a partner at Goldman Sacks & Co. where he is head of US acquisitions and global head of hospitality and gaming investing for the Real Estate Principal Investment Area. He is a member of the Whitehall Investment Committee and the GS Real Estate Partners Fund Investment Committee. Prior to joining Goldman Sachs, Mr. Langer was an associate at JMB Realty from 1992 to 1994. Mr. Langer received his BSE from the Wharton School of the University of Pennsylvania in 1992.

CLIVE S. CUMMIS has served as the Independent Member of the Board since June 18, 2004. Since 1971, Mr. Cummis has been a partner with Sills Cummis Epstein & Gross P.C. in Newark, New Jersey and has served as Chairman Emeritus since 2002. Between 1998 and 2005, Mr. Cummis served as a director of Caesars Entertainment, Inc. (now Harrah’s Entertainment, Inc.), a publicly held company, and as vice chairman of the board between 2000 and 2005. Mr. Cummis also served as Executive Vice President, Law and Corporate Affairs and Secretary of Caesars Entertainment, Inc. from 1998 until 2001. Mr. Cummis received a B.A. in General Studies from Tulane University in 1949, a J.D. from the University of Pennsylvania Law School in 1952 and a LL.M. in Administrative Law and Public Policy from New York University Law School in 1959.

RODOLFO PRIETO has served as the Chief Executive Officer and General Manager of the Company since February 26, 2004. Mr. Prieto has over forty years of experience in the entertainment, hospitality, and gaming industries. Prior to joining the Company, Mr. Prieto was Senior Vice President of Operations for Boyd Gaming Corporation (“Boyd”). From 1995 to 1999, Mr. Prieto worked at the Trump Taj Mahal Casino in Atlantic City. Initially serving as Executive Vice President of Operations, Mr. Prieto became President and Chief Executive Officer of the Taj Mahal for the four years prior to his move to Las Vegas in 2000. Prior to joining the Trump Organization, Mr. Prieto served as Executive Vice President of the Tropicana Resort in Las Vegas. Mr. Prieto attended the Universidad Autonoma de Guadalajara in Guadalajara, Mexico from 1960 to 1963. He then attended La Salle University in Mexico City, where he studied Business Administration. Mr. Prieto is a member of the Nevada Hotel and Motel Association.

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

Pursuant to the terms of his employment agreement, Mr. Prieto will serve for an initial term of five years with the possibility of one year renewals after the initial term. The employment agreements for Messrs. Schaffhauser and Ciancimino are for an initial term of three years and are subject to one-year extensions. See “Item 13: Certain Relationships and Related Transactions”.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company or written representations that any such reports were timely filed or that no such reports were required, during the year ended December 31, 2006, all Section 16(a) filing requirements applicable to its executive officers, directors, and greater-than-10% beneficial owners were satisfied.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer and all professionals serving in a finance, accounting, treasury, tax or investor relations role. A copy of The Code of Ethics is available without charge to any security holder who requests it.

Company Governance

Colony Resorts LVH Voteco, LLC and Colony Resorts LVH Co-Investment Voteco, LLC, entities controlled by Thomas J. Barrack, Jr., collectively own more than 50% of the voting power of the Company and, as a result, have extensive control over the policies and operations of the Company including the ability to set the size of the managing board of the Company and to appoint all members of the Company’s managing board other than the Whitehall member. As a result, the Company does not maintain a nominating committee or compensation committee.

ITEM 11.—EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

This compensation discussion describes the material elements of compensation awarded to, earned by, or paid to each of our executive officers during 2006. This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative for primarily the Company’s last completed fiscal year, but we also describe compensation actions taken prior to 2006 to the extent it enhances the understanding of our executive compensation disclosure.

The principal elements of our compensation program for our top executive officers are base salary, annual cash incentives, long-term equity incentives in the form of equity options, and post-termination severance provisions upon termination following a change of control. Our other benefits and perquisites consist of life and health insurance benefits, a qualified 401(k) savings plan, and include reimbursement for certain medical insurance and automobile payments.

In general, the objectives of the Company’s compensation program are to attract, motivate and retain talented executive officers. The existing compensation arrangements of each of the named executive officers were individually negotiated at the time of their respective hire and were designed to attract the executives to the Company and to provide stable leadership immediately following the Company’s acquisition of the Hotel.

Elements of Executive Compensation

Mr. Prieto’s employment agreement with the Company provides for a five-year term, with automatic one-year renewals after the completion of the initial five-year term unless terminated by either party. Pursuant to the terms of his employment agreement with the Company, Mr. Prieto received a base salary of $750,000 during 2006, and will receive a base salary of $800,000 for 2007. As an inducement to enter into the employment agreement, Mr. Prieto received a signing bonus of $130,000, which was paid shortly after the completion of the Company’s acquisition of the Hotel. Mr. Prieto participates in the Company’s annual bonus plan, which provides for the payment of annual bonus awards based on the achievement of performance goals established by the Company’s Board; provided, that Mr. Prieto’s annual bonus payment shall not be less than $100,000 in any year during the term of his employment. Mr. Prieto received a cash bonus of $135,000 in 2006. Mr. Prieto received a cash payment of $350,000 in February 2007 to compensate Mr. Prieto for stock options forfeited by him in connection with the termination of his employment with his previous employer. Mr. Prieto is also eligible to participate in the Company’s medical, dental, retirement and other standard benefit plans maintained by the Company. In addition, the Company will fund up to $51,415 annually for the premium payments associated with maintaining a whole-life insurance policy for the benefit of Mr. Prieto.

Mr. Prieto was granted an option to purchase 1.5% of the Company’s Class A Units and Class B Units issued and outstanding as of the date on which the Company’s acquisition of the Hotel was completed. Pursuant to the terms of the option, the Class A Units and Class B Units are purchasable at a price of $100 per Unit, the fair value of the units as of the date on which the acquisition was completed, as determined by the Company’s Board. Subject to Mr. Prieto’s continued employment with the Company, the Class A Units and Class B Units subject to the Option vest as to 33.33% of the total number of Class A Units and Class B Units awarded on each of the first three anniversaries of the date on which the option was granted. The option was granted pursuant to the Company’s 2004 Incentive Plan, and is subject to such other terms and conditions determined by the Company.

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

The Company has also entered into employment agreements with Messrs. Schaffhauser and Ciancimino, which employment agreements provide for a term of employment expiring in February 2010, subject to automatic one year renewal thereafter unless terminated by either party. Mr. Schaffhauser will receive a base salary of $367,500 in 2007 and Mr. Ciancimino will receive a base salary of $297,000. Mr. Schaffhauser’s employment agreement provides that his base salary will be increased each year during the term by not less than 5%. Messrs. Schaffhauser and Ciancimino each are eligible to participate in the Company’s annual bonus plan and receive awards, if any, at the discretion of the Company’s Board. They are also eligible to participate in the medical, dental, retirement and other standard benefit plans maintained by the Company. The Company will pay the full cost of the premiums associated with Mr. Ciancimino’s coverage under the Company’s group medical plan during his term of employment.

In the event of a termination of employment by the Company without cause, each of Messrs. Schaffhauser and Ciancimino would be entitled to receive a severance payment equal to their base salary for the remainder of the unexpired term and continued participation in the Company’s medical plan for a period of not more than 6 months.

Concurrently with the Company’s acquisition of the Hotel, Messrs. Schaffhauser and Ciancimino were each granted an option to purchase 0.5% of the Company’s Class A Units and 0.5% of the Company’s Class B Units. Pursuant to the terms of the option, the Class A Units and Class B Units are purchasable at a price of $100 per Unit, the fair value of the units as of the date on which the acquisition was completed, as determined by the Company’s Board. The options vest at the same rate as provided under Mr. Prieto’s employment agreement. The Options were granted under the Company’s 2004 Incentive Plan, and are subject to such other terms and conditions as may be determined by the Company.

Elements of Executive Compensation

Base Salary.

Base salaries, as well as annual salary increases, for each of the executive officers were determined as a result of the negotiation of employment contracts. The base salaries for Messrs. Prieto, Schaffhauser and Ciancimino in 2006 were $750,000, $292,000 and 295,000, respectively, and in 2007 are $800,000, $367,500 and $297,000, respectively.

Cash Bonus Opportunities.

The executive officers are eligible to participate in the Company’s annual bonus program. Mr. Prieto is guaranteed an annual bonus of at least $100,000 during each year of his employment contract with the Company. In addition, in February 2007, Mr. Prieto received a cash payment in the amount of $350,000 to compensate him for stock options forfeited as a result of the termination of his employment with his previous employer. Messrs. Schaffhauser and Ciancimino may receive annual cash incentive awards at the discretion of the Company’s Board of Directors based on the achievement of the Company’s performance goals. Mr. Schaffhauser received a bonus of $63,000 and Mr. Ciancimino received a bonus of $54,000 in 2006.

Equity Grants.

The executive officers were granted options under the terms and conditions of the Company’s 2004 Incentive Plan. The option grants fulfilled inducements made to secure the services of the executive officers prior to the Company’s acquisition of the Hotel. Messers. Prieto, Schaffhauser and Ciancimino were granted options at the time of the Company’s acquisition of the Hotel. No additional options have been granted since the initial grants in 2004.

Executive Benefits and Perquisites.

The executive officers participate in a Company sponsored 401(k) savings plan, as well as group medical, dental, life and disability insurance programs that are offered to all Company employees who are not covered by a collective bargaining agreement. Under the terms of Mr. Prieto’s employment agreement, the Company is obligated to pay up to $51,415 annually for the premium payments associated with maintaining a whole-life insurance policy for the benefit of Mr. Prieto. Under the terms of Mr. Ciancimino’s employment agreement, the Company is obligated to pay the full cost of premiums associated with Mr. Ciancimino’s coverage under the Company’s group medical insurance plan. The executive officers also participate in a supplemental medical insurance plan that covers all senior management personnel at the vice president level and above. The plan provides reimbursement for medical costs that are not covered by the group health and dental insurance plan. In addition, Mr. Prieto and Mr. Ciancimino each receive an annual automobile allowance of $9,000.

Severance Benefits.

In the event the Company terminates Mr. Prieto’s employment without cause, he will receive a severance payment equal to at least 18 months of base salary, a prorated portion of the annual bonus, and continued participation in the Company’s medical plan for a period not to exceed 18 months. Mr. Prieto would also be entitled to certain severance payments in the event of his death or termination due to a disability.

In the event of a termination of employment by the Company without cause, each of Schaffhauser and Ciancimino would be entitled to receive a severance payment equal to their base salary for the remainder of the unexpired term and continued participation in the Company’s medical plan for a period of not more than 6 months.

Summary Compensation Table

The following table sets forth compensation earned by the executive officers during 2006.

SUMMARY COMPENSATION TABLE

(in thousands of $)

Name and Principal Positions	Year	Salary (1)	Bonus	Stock Awards	Options (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Rodolfo Prieto (PEO) Chief Executive Officer and General Manager	2006	$750	$135	—	$382	—	—	$60	(3)	$1,327
Robert Schaffhauser (PFO) Executive Vice President, Finance	2006	$292	$63	—	$127	—	—	$—		$482
Kenneth M. Ciancimino Executive Vice President, Administration	2006	$295	$54	—	$127	—	—	$11	(4)	$487

(1)	The amounts represent the annual base salary for each Named Executive Officer for 2006.
(2)	Each Named Executive Officer received an option to purchase a certain number of the Company’s Membership Units subject to the terms of the Named Executive Officer’s employment agreement and the equity compensation plan put in place by the Company. The amount reflects the 2006 amortized value of the options in accordance with FAS123R
(3)	Includes $51,415 paid toward life insurance premiums and a $9.000 annual car allowance. Mr Prieto designates the beneficiary of the life insurance policy.
(4)	Includes a $9,000 fixed annual car allowance and $2,184 medical insurance premium.

Grants of Under the 2004 Incentive Plan

There were no options granted during the year ended December 31, 2006.

Outstanding Equity Awards

The following table sets forth existing equity awards at December 31, 2006 that have not been exercised as of that date:

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006

Name and Principal Positions	Year	Securities Underlying Unexercised Options Exerciseable	Securities Underlying Unexercised Options Unexercisable	Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Rodolfo Prieto (PEO) Chief Executive Officer and General Manager	2006	20,833	—	4,167	$100 per share	June 17, 2014
Robert Schaffhauser (PFO) Executive Vice President, Finance	2006	6,945	—	1,389	$100 per share	June 17, 2014
Kenneth M. Ciancimino Executive Vice President, Administration	2006	6,945	—	1,389	$100 per share	June 17, 2014

The Company made no equity awards during the year ended December 31, 2006.

Options Exercised and Stock Vested

During the year ended December 31, 2006, no options were exercised. During the year ended December 31, 2006, no equity awards were made to officers or employees of the Company.

Post-Employment Compensation

The Company has no post-employment compensation plans.

Nonqualified Deferred Compensation

The Company has no nonqualified deferred compensation plans.

Director Compensation

The Company does not provide any compensation to Mr. Barrack or to Mr. Langer for their services as Board members. Mr. Cummis, who serves as the independent member of the Board as required under the Term Loan, receives annual compensation of $100,000. Mr. Ribis receives compensation pursuant to the Vice Chairman Agreement.

On June 18, 2004, the Company entered into a Vice Chairman’s Agreement with Mr. Ribis. The current term of this agreement expires on June 18, 2007, with automatic one-year renewals after the completion of the initial three-year term, unless either party provides written notice of intention not to renew the agreement. Pursuant to the terms of the Vice Chairman Agreement, Mr. Ribis will receive annual base compensation of $600,000. Mr. Ribis is entitled to an annual bonus based upon achievement of the Company’s annual budget and business plan targets approved by the Company’s Board. Under this agreement, and as set forth in a separate Membership Unit Option Agreement, the Company granted Mr. Ribis an option to purchase 0.125 Class A Units at a price of $100 per unit and 125,000 Class B Units at $100 per unit. The option is subject to five-year vesting under which Mr. Ribis may, subject to his continued service to the Company, exercise one-fifth of the Membership Units subject to the option each year on and after each of the first, second, third, fourth and fifth anniversaries of June 18, 2004. Upon termination of this agreement under certain circumstances, the Company has the right to purchase and Mr. Ribis has the right to sell, any Membership Units held by Mr. Ribis. The agreement also contains confidentiality, non-competition and non-solicitation provisions.

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

Director Compensation for 2006

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Barrack	—	—	—	—	—	—	—
Ribis	$600,000	—	—	—	—	—	$600,000
Langer	—	—	—	—	—	—	—
Cummis	$100,000	—	—	—	—	—	$100,000

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

The table below sets forth the information regarding beneficial ownership of the Company’s Class A Units and Class B Units as of March 1, 2007 for:

•	each Member who beneficially owns more than 5% of the outstanding Class A Units and Class B Units;

•	each of the Company’s board members;

•	each of the Company’s named executive officers; and

•	all of the Company’s board members and officers as a group.

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

					Long-Term Compensation Awards Securities Underlying Options (#)
Name of Beneficial Owner	Class A Units Beneficially Owned	Percent of Class A Units	Class B Units Beneficially Owned	Percent of Class B Units	Class A Units		Class B Units
Colony Resorts LVH Voteco, LLC (1)	0.585	39%	—	—	—		—
Colony Resorts LVH Co-Investment Voteco, LLC(1)	0.30	20%	—	—	—		—
Colony Resorts LVH Holdings, LLC(1)	—	—	585,000	39%	—		—
Colony Resorts LVH Co-Investment Partners, L.P.(1)	—	—	900,000	60%	—		—
WH/LVH Managers Voteco, LLC (1)	0.60	40%
Thomas J. Barrack, Jr.(2)	0.885	59%	1,485,000	99%	—		—
Stuart Rothenberg (3)	0.60	40%
Bram Cramer (3)	0.60	40%
Jonathan Langer (3)	0.60	40%
Nicholas L. Ribis(4)	0.015	1%	15,000	1%	.125	(5)	125,000
Rodolfo Prieto	—	—	—	—	.025	(5)	25,000
Robert Schaffhauser	—	—	—	—	.0085	(5)	8,333.5
Kenneth M. Ciancimino	—	—	—	—	.0085	(5)	8,333.5
All board members and executive officers as a group (7 persons)	1.5	100%	1,500,000	100%	—		—

(1)	The principal address of Colony Resorts LVH Voteco, LLC or, Voteco, Colony Resorts LVH Co-Investment Voteco, LLC, or Co-Investment Voteco, Colony Resorts LVH Holdings, LLC, or Holdings, and Colony Resorts LVH Co-Investment Partners, L.P., or Co-Investment Partners, is 1999 Avenue of the Stars, Suite 1200, Los Angeles, California 90067. The principal address of WH/LVH Managers Voteco, LLC, or Whitehall Voteco, is 85 Broad Street, New York, New York 10004.
(2)	Mr. Barrack is the sole member of Voteco and the controlling member of Coinvestment Voteco and thereby is deemed to have beneficial ownership of the Class A Units owned by Voteco and Coinvestment Voteco. Mr. Barrack and Mr. Ribis are the members and managers of Coinvestment Voteco. As all decisions regarding the power to vote or dispose of the Class A Units are controlled Mr. Barrack, Mr. Ribis is not deemed to have beneficial ownership of the Class A Units held by Coinvestment Voteco. Mr. Barrack is also deemed to have beneficial ownership of the Class B Units owned by Holdings and Co-Investment Partners.
(3)	Mr. Rothenberg, Mr. Cramer and Mr. Langer are the sole members of Whitehall Voteco and are deemed to have beneficial ownership of the Class A Units owned by Whitehall Voteco.
(4)	Pursuant to an Option Agreement with Voteco and Holdings, Mr. Ribis exercised his right to acquire 0.015 Class A Units and 15,000 Class B Units from Voteco and Holdings, respectively.
(5)	Each Named Executive Officer received an option to purchase the percentage of the Company’s Membership Units noted in the table that are issued and outstanding as of June 18, 2004, subject to the terms of each Named Executive Officer’s employment agreement and the equity compensation plan put in place by the Company.

Prior to and in anticipation of the acquisition of the Hotel, the Company entered into employment arrangements and letter agreements with Messrs. Prieto, Schaffhauser and Ciancimino. The Company entered into additional letter agreements with Messrs. Prieto, Schaffhauser and Ciancimino as of the closing of the Acquisition. Pursuant to the employment arrangements and letter agreements, the Company granted options to purchase Class A Units and Class B Units, subject to the terms of the employment arrangements and other relevant documents, including the Company’s 2004 Incentive Plan. However, the Company will not grant to any one of the executive officers an option to purchase more than 5% of the Class A Units outstanding at the time such option is granted. The Class A Units and Class B Units subject to the options granted to Messrs. Prieto, Schaffhauser and Ciancimino may be purchased at an exercise price of $100 per unit.

Under a similar agreement, and as set forth in a separate Membership Unit Option Agreement, the Company granted Mr. Ribis an option to purchase 0.125 Class A Units at a price of $100 per unit and 125,000 Class B Units at $100 per unit. The option is subject to five-year vesting under which Mr. Ribis may, subject to his continued service to the Company, exercise one-fifth of the Membership Units subject to the option each year on and after each of the first, second, third, fourth and fifth anniversaries of June 18, 2004. Upon termination of this agreement under certain circumstances, the Company has the right to purchase and Mr. Ribis has the right to sell, any Membership Units held by Mr. Ribis. Mr. Ribis has not exercised any options under this agreement.

The Class A Units held by Voteco, Co-Investment Voteco and Whitehall Voteco are subject to the Voteco Transfer Restriction Agreement, the Co-Investment Voteco Transfer Restriction Agreement and the Whitehall Voteco Transfer Restriction Agreement, respectively.

Pursuant to the Voteco Transfer Restriction Agreement, Holdings will have the right to acquire such Class A Units on each occasion that Holdings proposes to transfer any Class B Units held by it to a proposed purchaser who, in connection with such proposed transfer, has obtained all licenses, permits, registrations, authorizations, consents, waivers, orders, findings of suitability or other approvals required to be obtained from, and has made all filings, notices or declarations required to be made with, all gaming authorities under all applicable gaming laws (an “Approved Sale”). In such event, Holdings shall have an option to purchase from Voteco the number of Class A Units equal to the product of (a) the number of Class A Units held by Voteco and (b) the fraction whose numerator is the number of Class B Units proposed to be sold by Holdings in the Approved Sale and whose denominator is the number of Class B Units held by Holdings.

Pursuant to the Co-Investment Voteco Transfer Restriction Agreement, Co-Investment Partners will have the right to acquire such Class A Units on each occasion that Co-Investment Partners proposes to transfer any Class B Units held by it to a proposed purchaser in connection with an Approved Sale. In such event, Co-Investment Partners shall have an option to purchase from Coinvestment Voteco the number of Class A Units equal to the product of (a) the number of Class A Units held by Coinvestment Voteco and (b) the fraction whose numerator is the number of Class B Units proposed to be sold by Co-Investment Partners in the Approved Sale and whose denominator is the number of Class B Units held by Co-Investment Partners.

Pursuant to the Whitehall Voteco Transfer Restriction Agreement, Co-Investment Partners will have the right to acquire such Class A Units on each occasion that Co-Investment Partners proposes to transfer any Class B Units held by it to a proposed purchaser in connection with an Approved Sale. In such event, Co-Investment Partners shall have an option to purchase from Whitehall Voteco the number of Class A Units equal to the product of (a) the number of Class A Units held by Whitehall Voteco and (b) the fraction whose numerator is the number of Class B Units proposed to be sold by Co-Investment Partners in the Approved Sale and whose denominator is the number of Class B Units held by Co-Investment Partners.

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Operating Agreement

Pursuant to the terms of the Operating Agreement, the Board of the Company was initially comprised of two members, Mr. Barrack and Mr. Ribis. In addition, there was also two nonvoting Board observers for certain ERISA purposes, on behalf of certain private equity fund investors. The Operating Agreement also provides that, subject to receiving all required prior approvals of the Nevada Gaming Authorities permitting the appointment of (i) any one of Stuart Rothenberg, Brahm Cramer and/or Jonathan Langer (or an alternative manager of Whitehall Street Global Real Estate Partnership, an affiliate of Goldman Sachs & Co. (“Whitehall”) in their stead, if such alternative manager is another managing director of Goldman Sachs & Co. with comparable seniority) (collectively the “Whitehall Managers”) as a member of the Board and (ii) the purchase at cost by the Whitehall Managers of certain Class A Units, then one of the Whitehall Managers would become a member of the Board. After receiving all the required approvals from the Nevada gaming authorities, Jonathan Langer was appointed to the Board, effective July 19, 2006. As a member of the Board, Mr. Langer has the right to vote on all matters that come before the Board and will have veto rights over certain actions. Pursuant to the Term Loan documents, the Company is also required to appoint an independent board member to the Board. The Company has appointed Mr. Cummis as independent board member. Pursuant to the Operating Agreement, the independent board member will have a veto right over certain matters as long as the Term Loan is outstanding, including dissolving or liquidating the Company, consolidation or merger, engaging in any business other than the management of the Hotel, amending the Operating Agreement or transactions with affiliates not in the ordinary course of business. The Board shall not have the right to approve such matters without the consent of the independent board member. The independent board member shall not be entitled to vote on any other matters that may come before the Board.

The Operating Agreement, provides that in the event the Company seeks to raise additional equity capital, each member of the Company will have a preemptive right, to the extent permitted by law, to make additional investments in the Company as are necessary to maintain such Member’s pro rata interest in the Company.

Pursuant to the Operating Agreement, Mr. Ribis and any employee members (an “Employee Member”) will be prohibited from transferring any Membership Units prior to the initial public offering of the Company’s equity. In the event Mr. Ribis or any Employee Member proposes to transfer any Membership Units, then the Company has a right of first offer on such transfer. In the event that the Company does not elect to purchase any or all of the Membership Units, the right of first offer passes to Holdings, Co-Investment Partners, Voteco, Coinvestment Voteco and Whitehall Voteco on a pro rata basis among themselves (based on the number of Membership Units then owned by each entity) or as they shall otherwise agree. If Holdings, Co-Investment Partners, Voteco, Coinvestment Voteco or Whitehall Voteco offer to sell their respective holdings or a substantial portion of their respective holdings of the Company’s Membership Units, Mr. Ribis and other Qualified Members (as defined in the Operating Agreement) have the right to participate in the sale on the same terms.

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

Indemnification

The Purchase and Sale Agreement provides that the Company will provide directors and officers liability insurance coverage to the current directors and officers of the Company for a term of six years following the closing of the Acquisition. In addition, the Operating Agreement contains indemnity provisions pursuant to which the Company will indemnify the directors and officers under certain circumstances.

Transfer Restriction Agreements

On June 18, 2004, the following transfer restriction agreements were executed: (a) the Coinvestment Transfer Restriction Agreement and (b) the Voteco Transfer Restriction Agreement. In connection with the transfer of certain Class A Units to Whitehall Voteco from Co-Investment Voteco, the Whitehall Voteco Transfer Restriction Agreement was executed.

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

The Company’s Class A Units issued to Whitehall Voteco are subject to the Whitehall Voteco Transfer Restriction Agreement, which provides, among other things, that:

•

Co-Investment Partners has the right to acquire Class A Units from Whitehall Voteco on each occasion that Class B Units held by Co-Investment Partners would be transferred to a proposed purchaser who, in connection with such proposed sale, has obtained all licenses, permits, registrations, authorizations, consents, waivers, orders, findings of suitability or other approvals required to be obtained from, and has made all findings, notices or declarations required to be made with, all gaming authorities under all applicable gaming laws;

•	A specific purchase price, as determined in accordance with the Whitehall Voteco Transfer Restriction Agreement, will be paid to acquire the Class A Units from Whitehall Voteco; and

•	Whitehall Voteco will not transfer ownership of Class A Units owned by it except pursuant to such option of Co-Investment Partners.

Sale Right Agreement

The Company, Voteco, Coinvestment Voteco, Co-Investment Partners and Holdings entered into a Sale Right Agreement, dated June 18, 2004 (the “Sale Right Agreement”). Pursuant to the terms of Co-Investment Partners’ partnership agreement, at any time after May 23, 2008, Whitehall (a limited partner in Co-Investment Partners and an affiliate of Goldman Sachs & Co. and Goldman Sachs Commercial Mortgage Capital, L.P., the lender under the new Term Loan) has the right to request that Co-Investment Partners purchase all of Whitehall’s interest in Co-Investment Partners at a purchase price determined by Whitehall. Pursuant to the Sale Right Agreement, upon receiving notice from Whitehall that it has exercised the sale right above the Company must, within forty-five days elect to either (i) purchase Whitehall’s interest in Co-Investment Partners or (ii) sell the Company in its entirety. If the Company elects not to purchase Whitehall’s interest, it must appoint Goldman Sachs & Co. as its sole and exclusive agent for a period of one year to seek to sell the Company at a price extrapolated from the price Whitehall established for its interest in Co-Investment Partners. In addition, on June 18, 2010, if the Company has not been sold pursuant to sale right above or otherwise, the Company shall appoint Goldman as its sole agent to seek to sell the Company at the best price obtainable.

Services Agreement

In connection with the execution of the Vice Chairman Agreement, on June 18, 2004, the Company and Resorts International Hotel and Casino, Inc., an affiliate of Colony Capital (“Resorts”), entered into a Services Agreement (the “Services Agreement”). Pursuant to the terms of the Services Agreement, the Company and Resorts agreed to allocate the costs of all benefits provided to Mr. Ribis by the Company and Resorts pursuant to the terms of Mr. Ribis’ Vice Chairman agreements with each of the Company and Resorts, respectively, based on the proportion of business time Mr. Ribis dedicates to each of the Company and Resorts.

Joint Services Agreement

On June 18, 2004, the Company and Resorts International Hotel, Inc., a wholly owned subsidiary of Resorts (“RIH”) entered into a Joint Services Agreement (the “Joint Services Agreement”). Pursuant to the Joint Services Agreement, for an initial term of three years with automatic one year renewal periods, the Company and RIH agreed to cooperatively develop and implement joint programs as they shall mutually agree upon with the goal of achieving collective cost savings and efficiencies for each of the Company and RIH. The Joint Services Agreement is terminable by either party with six months notice. On April 25, 2005, this agreement was amended and restated to add RIH Resorts, LLC, an affiliate of the Company (through common capital), as a party to the agreement.

The Company provides and/or receives services under the Joint Services Agreement. The total net value of services received from affiliated companies was approximately $5.5 million in 2006.

Joint Marketing Agreement

On June 18, 2004, the Company and RIH entered into a Joint Marketing Agreement (the “Joint Marketing Agreement”). Pursuant to the Joint Marketing Agreement, for an initial term of three years with automatic one year renewal, the Company and RIH agreed to cooperatively develop and implement such joint advertising and marketing programs for the casino hotel owned by each company as they may mutually agree upon. Each of the Company and RIH also agreed to use reasonable efforts to cross-advertise their respective casino hotels. Pursuant to the agreement, the Company and RIH also granted a non-exclusive royalty-free license to each other during the term of the agreement to use the other party’s trademarks in connection with joint marketing promotions. The Joint Marketing Agreement is terminable by either party with six months notice. On April 25, 2005, this agreement was amended and restated to add RIH Resorts, LLC, an affiliate of the Company as a party to the agreement.

Policies Dealing with Related Party Transactions

The Company is in the process of adopting written procedures for the review and approval of transactions with related persons. These procedures will cover, among other things, any transaction in which the Company is a participant and in which a related party has a direct or indirect material stake or interest. Related party transactions that will be covered by these procedures are generally considered by the Chief Executive Officer or, in the case of any Board member, by the disinterested members of the Board.

ITEM 14.—PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

Audit fees recognized as expense in 2006, 2005 and 2004 were $190,671, $367,531 and $0 respectively.

Audit-related Fees

Audit-related fees recognized as expense in 2006, 2005 and 2004 were $20,000, $24,269 and $29,500, respectively.

Tax Fees

Tax fees recognized as expense in 2006, 2005 and 2004 were $53,600, $0 and $2,900, respectively.

All Other Fees

Other professional fees recognized as expense in 2006, 2005 and 2004 were $74,711, $42,169 and $60,400 respectively.

The Company does not have an audit committee; therefore, none of the above fees were pre-approved by the audit committee.

PART IV

ITEM 15.—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	Documents filed as part of the report.

(1)	List of Financial Statements

Colony Resorts LVH Acquisitions, LLC

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Members’ Equity

Statements of Cash Flows

Notes to Financial Statements

LVH Corporation

Report of Independent Registered Public Accounting Firm

Statements of Operations and Accumulated Deficit Statements of Cash Flows

Notes to Financial Statements

(2)	Financial Statement Schedule

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at beginning of period		Additions Charge to costs and expense		Deductions Accounts charged off (recovered)		Balance at end of period
Allowance for doubtful accounts and discounts:
Year ended December 31:
2005		$133		$2,243		$—		$2,376
2006	$		$		$		$

We have omitted schedules other than the ones listed above because they are not required or not applicable or the required information is shown in the Financial Statements or Notes to the Financial Statements.

(3) List of Exhibits

EXHIBIT NUMBER
2.1	Purchase and Sale Agreement, dated as of December 24, 2003, by and among Colony Resorts LVH Acquisitions, LLC, LVH Corporation and Caesars Entertainment Corporation*

3.1	Articles of Organization, dated as of December 18, 2003, for Colony Resorts LVH Acquisitions, LLC*

3.2	Operating Agreement, dated as of December 22, 2003, for Colony Resorts LVH Acquisitions, LLC*

3.3	Amended and Restated Operating Agreement, dated June 18, 2004, for Colony Resorts LVH Acquisitions, LLC+

3.4	Amendment No. 1 to the Amended and Restated Operating Agreement, dated July 23, 2004, for Colony Resorts LVH Acquisitions, LLC****

EXHIBIT NUMBER
3.5	Amendment to Articles of Organization, dated June 25, 2004, for Colony Resorts LVH Acquisitions, LLC******

10.1	Deposit Escrow Agreement, dated as of December 24, 2003, by and among LVH Corporation, Colony Resorts LVH Acquisitions, LLC and Nevada Title Company*

10.2	Coinvestment Transfer Restriction Agreement, dated June 18, 2004, by and among Mr. Barrack, Mr. Ribis, Co-Investment Partners and Coinvestment Voteco+

10.3	Transfer Restriction Agreement, dated June 18, 2004, by and among Mr. Barrack, Holdings and Voteco+

10.4	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Rodolfo Prieto*

10.5	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser*

10.6	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Kenneth Ciancimino*

10.7	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Rodolfo Prieto*

10.8	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser*

10.9	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Kenneth Ciancimino*

10.10	Employment Agreement, dated as of May 17, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Gonzalo De Varona.***

10.11	Employment Agreement, dated as of April 12, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Stewart.***

10.12	Vice Chairman Agreement, dated June 18, 2004, between Colony Resorts LVH Acquisitions, LLC and Nicholas L. Ribis.****

10.13	Colony Resorts LVH Acquisitions, LLC 2004 Incentive Plan****

10.14	Loan Agreement, dated June 18, 2004, by and between Colony Resorts LVH Acquisition, LLC and Archon Financial, L.P.+

10.15	Sale Right Agreement, dated June 18, 2004, by and among Colony Resorts LVH Acquisitions, LLC, Colony Resorts LVH Holdings, LLC, Colony Resorts LVH Coinvestment Voteco, LLC, Colony Resorts LVH Voteco, LLC and Colony Resorts LVH Co-Investment Partners, L.P.****

10.16	Services Agreement, dated June 18, 2004, between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel and Casino, Inc.****

10.17	Joint Marketing Agreement, by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc.****

10.18	Joint Services Agreement, by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc.****

10.19	Employment Agreement, dated as of May 11, 2003, between LVH Corporation and Thomas Page.****

10.20	Addendum to Employment Agreement, dated as of June 22, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Thomas Page.****

10.21	Addendum to Employment Agreement, dated as of April 28, 2006, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser ++

10.22	Addendum to Employment Agreement, dated as of April 28, 2006, by and between Colony Resorts LVH Acquisitions, LLC and Ken Ciancimino ++

10.23	Loan Agreement dated as of May 11, 2006, between Colony Resorts LVH Acquisitions, LLC and Goldman Sachs Commercial Mortgage Capital, L.P. +++

10.24	First Amendment to the Colony Resorts LVH Acquisitions, LLC 2004 Incentive Plan ++++

10.25	Amended and Restated Joint Services Agreement, dated as of April 26, 2005 by and between Colony Resorts LVH Acquisitions, LLC, Resorts International Hotel, Inc. and Resorts International Holdings, LLC.

10.26	Amended and Restated Joint Marketing Agreement dated as of April 26, 2006 by and between Colony Resorts LVH Acquisitions, LLC, Resorts International Hotel, Inc. and Resorts International Holdings, LLC.

14.1	Code of Ethics*******

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NUMBER
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Form 10, filed March 15, 2004 (File Number 0-50635).
**	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 10, filed April 26, 2004 (File Number 0-50635).
***	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Form 10, filed June 17, 2004 (File Number 0-50635).
+	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed June 28, 2004 (File Number 0-50635).
****	Incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to Form 10 filed August 13, 2004 (File Number 0-50635).
*****	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 23, 2004 (File Number 0-50635).
******	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q/A filed September 9, 2004 (File Number 0-50635).
******	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed November 15, 2004 (File Number 0-50635).
*******	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 31, 2004 (File Number 000-50635)
++	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 14, 2006.
+++	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed May 19, 2006.
++++	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed November 14, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONY RESORTS LVH ACQUISITIONS, LLC

March 30, 2007	By:	/s/ RODOLFO PRIETO
Rodolfo Prieto
Chief Executive Officer and General Manager (Principal Executive Officer)

March 30, 2007	By:	/s/ ROBERT SCHAFFHAUSER
Robert Schaffhauser
Executive Vice President of Finance (Principal Financial Officer)