Form 10-Q
period 2007-03-31
COLONY RESORTS LVH ACQUISITIONS LLC
filed 2007-05-15
CIK 1282607

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

As of May 1, 2007, there were 1.5 Class A Membership Units outstanding and there were 1,500,000 Class B Membership Units outstanding.

COLONY RESORTS LVH ACQUISITIONS, LLC

FORM 10-Q

COLONY RESORTS LVH ACQUISITIONS, LLC

CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2007	December 31, 2006*
	(Unaudited)
Assets
CURRENT ASSETS:
Cash and equivalents	$24,880	$22,943
Restricted cash	2,660	3,396
Accounts receivable, net of allowance for doubtful accounts of $4,817 at March 31, 2007 and $4,561 at December 31, 2006	20,279	18,826
Inventories	2,969	2,921
Prepaid expenses and other current assets	4,616	4,501

Total current assets	55,404	52,587
PROPERTY AND EQUIPMENT, NET	337,099	334,602
RESTRICTED CASH	2,882	2,882
OTHER ASSETS, NET	3,265	3,859

Total assets	$398,650	$393,930

Liabilities and Members’ Equity
CURRENT LIABILITIES:
Accounts payable	$6,696	$11,850
Accrued expenses	34,353	35,783
Due to affiliates	1,480	3,114

Total current liabilities	42,529	50,747
TERM LOAN	230,159	225,096

Total liabilities	272,688	275,843
COMMITMENTS AND CONTINGENCIES
REDEEMABLE MEMBERS’ EQUITY	60,000	60,000
MEMBERS EQUITY	65,962	58,087

Total liabilities and members’ equity	$398,650	$393,930

*	Condensed from audited financial statements.

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF INCOME

(in thousands, except unit data)

	For the three months ended March 31, 2007	For the three months ended March 31, 2006
Revenues:
Casino	$27,077	$27,589
Rooms	32,627	29,542
Food and beverage	20,115	18,732
Other revenue	6,906	7,611

Total revenue	86,725	83,474
Less: promotional allowances	(7,460)	(6,689)

Net revenues	79,265	76,785

Expenses:
Casino	19,722	18,723
Rooms	8,008	7,832
Food and beverage	13,873	13,863
Other expense	4,521	3,770
General & administrative	17,523	17,103
Depreciation and amortization	3,802	3,054

Total expense	67,449	64,345

Operating income	11,816	12,440
Interest expense	4,730	5,824

Net income	$7,086	$6,616

Net income allocation
Allocable to Class A	$—	$—
Allocable to Class B	$7,086	$6,616
Basic weighted average Class A membership units outstanding	1.50	1.50
Basic weighted average Class B membership units outstanding	1,500,000.00	1,500,000.00
Diluted weighted average membership units outstanding	1,500,001.50	1,500,001.50
Net income per Class A membership unit-basic	$4.72	$4.41
Net income per Class B membership unit-basic	$4.72	$4.41
Per membership unit-diluted	$4.72	$4.41

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	For the three months ended March 31, 2007	For the three months ended March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,086	$6,616
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,802	3,054
Valuation change in interest rate cap agreement	56	(13)
Amortization of deferred financing costs	404	560
Provision for doubtful accounts	468	322
Stock-based employee compensation	788	137
Changes in assets and liabilities:
Accounts receivable	(1,921)	344
Inventories	(48)	194
Prepaid expenses and other current assets	(115)	112
Other assets	134	—
Accounts payable	(5,153)	(6,221)
Accrued liabilities	(1,428)	1,503
Due to affiliates	(1,635)	(2,633)

Net cash provided by operating activities	2,438	3,975

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(6,299)	(5,834)
Decrease in restricted cash	736	4,643

Net cash used in investing activities	(5,563)	(1,191)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Term Loan	5,063	—
Debt issuance costs	(1)	—

Net cash provided by financing activities	5,062	—

Increase in cash and equivalents	1,937	2,784
Cash and equivalents at beginning of year	22,943	17,218

Cash and equivalents at end of period	$24,880	$20,002

Supplemental Cash Flow Disclosure:
Cash paid for interest, net of amount capitalized	$4,269	$5,309

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Colony Resorts LVH Acquisitions, LLC, a Nevada limited liability company (the “Company”), was formed under the laws of the State of Nevada on December 18, 2003. The Company owns and operates the Las Vegas Hilton, a casino resort located in Las Vegas, Nevada (the “Hotel”). The Company licenses from Hilton Inns, Inc. (“Hilton”) the right to Hilton’s reservation system and Hilton’s HHonors Programs™.

The Company’s members consist of (1) Colony Resorts LVH Holdings, LLC (“Holdings”), which is a wholly owned subsidiary of Colony VI, a discrete investment fund managed by an affiliate of Colony Capital, (2) Colony Resorts LVH Co-Investment Partners, L.P. (“Co-Investment Partners”), (3) Colony Resorts LVH Coinvestment Voteco, LLC (“Coinvestment Voteco”) and (4) Colony Resorts LVH Voteco, LLC (“Voteco”), each of which purchased Class A or Class B Membership Units on June 18, 2004 in connection with the equity financing described in Note 5, (5) WH/LVH Managers Voteco, LLC (“Whitehall Voteco”) which acquired certain Class A Membership Units from Co-Investment Voteco on July 19, 2006 and (6) Nicholas L. Ribis (“Mr. Ribis”) who acquired certain Class A and Class B Membership Units from Voteco and Holdings, respectively, on November 21, 2006.

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

Interim Financial Statements

The accompanying condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results for the three-months ended March 31, 2007, are not necessarily indicative of results to be expected for the full fiscal year.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

2. NEW TERM LOAN

On May 11, 2006, the Company entered into a new Loan Agreement with Goldman Sachs Commercial Mortgage Capital, L.P. (the “new Term Loan”). The new Term Loan was for an initial principal amount of $209.2 million and was for an initial term of two (2) years with three, one-year extensions. The Company has drawn an additional $21.0 million against the new Term Loan. The new Term Loan is subject to future funding to a maximum of $250 million.

Interest on the new Term Loan accrues at a rate of one month LIBOR plus 2.9%. The new Term Loan provides for no amortization during the term. The new Term Loan is collateralized by a first priority deed of trust on the Property.

Pursuant to the terms of the new Term Loan, the Company purchased an interest rate cap for $607,900 with LIBOR strike rate of 5.75% for the first two years of the new Term Loan and an interest rate cap with LIBOR strike rate of 6.25% for any extension periods. As of March 31, 2007, the interest rate cap was valued at $54,917.

Proceeds from the new Term Loan were used to extinguish the Archon Loan (the “Term Loan”) dated as of June 18, 2004 and to pay a $1.0 million exit fee.

The Company recorded a loss on early extinguishment of debt of approximately $1,318,000 relating to loan costs associated with the original Term Loan.

3. RELATED PARTY TRANSACTIONS

The Company entered into a Services Agreement, Joint Services Agreement and Joint Marketing Agreement with Resorts International Hotel, Inc. (“Resorts”) an affiliate of the Company (through common control) on June 18, 2004. On April 25, 2005, the Joint Services Agreement and the Joint Marketing Agreement were amended and restated to add RIH Resorts, LLC, an affiliate of the Company (through common control), as a party to the agreements. These agreements provide for an initial term of three years with automatic one year renewal periods. The agreements provide that the Company and Resorts will cooperatively develop and implement joint services and marketing programs.

The Company provides and/or receives services from affiliated companies. The total net value of services received from the affiliated companies was approximately $976,000 for the three months ended March 31, 2007 and $1.0 million for the three months ended March 31, 2006.

4. REDEEMABLE MEMBERS’ INTERESTS

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

5. MEMBERSHIP INTERESTS

In connection with and immediately prior to the Acquisition, the Company issued Class A Membership Units (“Class A Units”) to Co-Investment Voteco and Voteco on a pro rata basis in proportion to the equity contributions made by each entity. In addition, the Company issued Class B Membership Units (“Class B Units” and together with the Class A Units, the “Membership Units”) to Co-Investment Partners and to Holdings, on a pro rata basis in proportion to the equity contributions made by each entity. All of these entities are existing affiliates of the Company. Pursuant to the Operating Agreement and following receipt of all required approvals from the Nevada Gaming Commission, Co-Investment Voteco transferred certain Class A Units to Whitehall Voteco, and as a result, Whitehall Voteco joined the Company as a member and became a party to the Operating Agreement effective July 19, 2006. Pursuant to an Option Agreement between Mr. Ribis, Voteco and Holdings, Mr. Ribis exercised options to acquire Class A Units and Class B Units directly from Voteco and Holdings, respectively, and as a result, Mr. Ribis joined the Company as a member and became a party to the Operating Agreement effective November 21, 2006.

As of March 31, 2007, Voteco owns 0.585 Class A Units, Co-Investment Voteco owns 0.30 Class A Units, Whitehall Voteco owns 0.60 Class A Units and Mr. Ribis owns 0.015 Class A Units. In addition, as of March 31, 2007, Holdings owns 585,000 Class B Units, Co-Investment Partners owns 900,000 Class B Units and Mr. Ribis owns 15,000 Class B Units. Prior to the closing of the Company’s acquisition of the Hotel on June 18, 2004 (the “Acquisition”), the Company executed the Operating Agreement. Pursuant to the Operating Agreement, holders of Class A Units are entitled to one vote per unit in all matters to be voted on by voting members of the Company. Holders of Class B Units are not entitled to vote, except as otherwise expressly required by law.

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

6. 2004 INCENTIVE PLAN

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

There was approximately $788,000 and $137,000 of compensation cost related to the 166,667 options recognized in general and administrative expenses for the three months ended March 31, 2007 and March 31, 2006 respectively in the implementation of SFAS No. 123(R). The estimated fair value of the options at the date of grant was $27.73 per membership unit and was computed using the Black-Scholes-Merton option pricing model with the following weighted average assumptions: risk free interest rate of 3.24%; no expected dividend yields; and expected vesting periods of 36 months. The estimated fair value of the options at the date of amendment was $38.21 per membership unit and was also computed using the Black-Scholes-Merton option pricing model with the following weighted average assumptions: risk free interest rate of 5.07%, no expected dividend yield, and expected vesting periods of 13 months. The following table sets forth the assumptions used to determine compensation cost for these options consistent with the requirements of SFAS No. 123(R).

Weighted-average assumptions:	2006 (Post Amendment)	2006 (Pre Amendment)	2005	2004
Model	Black-Scholes	Black-Scholes	Black-Scholes	Black-Scholes
Number of options	166,667	166,667	166,667	166,667
Membership unit price	$104	$100	$100	$100
Exercise unit price	$100	$100	$100	$100
Dividend Yield	N/A	N/A	N/A	N/A
Volatility	37%	40%	40%	40%
Risk-Free rate	5.07%	3.24%	3.24%	3.24%
Valuation Date	May 16, 2006	June 18, 2004	June 18, 2004	June 18, 2004
Expiration Date	June 18, 2014	June 18, 2014	June 18, 2014	June 18, 2014
Term	13 months		36 months	36 months
Up movement	N/A		N/A	N/A
Down movement	N/A		N/A	N/A
Risk Neutral Probability	N/A		N/A	N/A

7. COMMITMENTS AND CONTINGENCIES

Letters of Credit

In September 2006 and 2005, the Company was required to deliver irrevocable standby letters of credit in the amount of $1,435,000 and $1,437,000, respectively, in connection with workers’ compensation insurance policies issued by its insurance carriers. These letters of credit are secured by certificates of deposit for $1,435,000 and $1,437,000 which are included in restricted cash as of March 31, 2007 and 2006. The initial expiration dates of these letters of credit are October 2007 and 2006, respectively, and are automatically extended for one year from their expiration date unless the issuing bank notifies the Company sixty days prior to such expiration dates that the letters of credit will not be renewed. As of March 31, 2007, there are no amounts outstanding on either letter of credit.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements, the related notes to financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the unaudited interim condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

The following discussion of the Company’s results of operations compares the three months ended March 31, 2007 to the three months ended March 31, 2006.

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

Summary Financial Information

The Hotel offers hotel, gaming, dining, entertainment, retail and spa amenities at one location in Las Vegas and under one operating segment. Approximately 31% of the Hotel’s gross revenue is derived from gaming, while 38% is derived from room revenue. Room revenue is significant because of the Hotel’s location next to the Las Vegas Convention Center and its related emphasis on the group, convention, and trade show business.

The following table summarizes the Hotel’s results of operations (in thousands):

	Three Months Ended March 31,
	2007	2006
Net revenues	$79,265	$76,785
Operating income	11,816	12,440
Net income	7,086	6,616

Comparison of the Three Months Ended March 31, 2007 with the Three Months Ended March 31, 2006

Revenue Information

The breakdown of the Property’s net revenue is as follows (dollars in thousands):

	Three Months Ended March 31,
	2007	2006	Percent Change
Casino	$27,077	$27,589	(2)%
Rooms	32,627	29,542	10%
Food and beverage	20,115	18,732	7%
Other	6,906	7,611	(9)%

	86,725	83,474	4%
Less—promotional allowance	(7,460)	(6,689)	12%

Total net revenues	$79,265	$76,785	3%

Casino

Casino revenue decreased $0.5 million, or 2%, to $27.1 million for the quarter ended March 31, 2007, compared to $27.6 million for the quarter ended March 31, 2006. The decrease in casino revenue was primarily due to a decrease in table drop during the period. Certain high worth table game patrons who gambled in the first quarter of 2006 did not return in 2007. Slot win increased by approximately $1.7 million from the quarter ended March 31, 2007 compared to 2006. The slot win was a result of an increase in hold percentage for the quarter ended March 31, 2007 compared to the hold percentage for the quarter ended March 31, 2006. Other gaming revenue was flat for the quarter ended March 31, 2007 over the quarter ended March 31, 2006.

The Casino operating department margin was 27.2% for the quarter ended March 31, 2007 compared to an operating department margin of 32.1% for the quarter ended March 31, 2006. The decrease in operating efficiency was a result of lower revenues and increased total expenses from quarter to quarter.

Rooms

For the quarter ended March 31, 2007, room revenue was $32.6 million, an increase of $3.1 million from the quarter ended March 31, 2006. The increase is primarily attributable to an increase in the average daily room rate for the quarter ended March 31, 2006 compared to the average daily room rate for the quarter ended March 31, 2007.

The Room operating department margin increased from 73.5% for the three months ended March 31, 2006 to 75.5% for the three months ended March 31, 2007. The increase in operating efficiency was a result of increased room revenue and stable room expenses.

Food and Beverage

Food and Beverage revenue for the quarter ended March 31, 2007 was $20.1 million compared to $18.7 million for the quarter ended March 31, 2006 representing an increase of $1.4 million or 7.4%. Increased revenue was due to increases in pricing. A relatively stable cost structure combined with price increases improved Food and Beverage operating margins from 26% during the quarter ended March 31, 2006 to 31.0% during the quarter ended March 31, 2007.

Other

Other Revenue includes retail sales, entertainment sales and miscellaneous income. Other Revenue was approximately $6.9 million for the quarter ended March 31, 2007 or $0.7 million less than Other Revenue reported for the quarter ended March 31, 2006. Other Revenue for the quarter ended March 31, 2006 included a $0.6 million fee for the cancellation of a convention booking.

Operating Cost and Expense Information

The breakdown of the Property’s operating costs and expenses is as follows (dollars in thousands):

	Three Months Ended March 31,
	2007	2006	Percent Change
Casino	$19,722	$18,723	5%
Rooms	8,008	7,832	2%
Food and beverage	13,873	13,863	—%
Other	4,521	3,770	20%
General and administrative	17,523	17,103	2%
Depreciation & amortization	3,802	3,054	24%

Total	$67,449	$64,345	5%

Operating Expenses

Operating expenses increased $3.1 million for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006. The increase is primarily due to the early implementation of a statutory minimum wage increase, an increase in advertising and promotional expenses, increased entertainment headliner fees (due to a greater number of performances during the quarter), and an increase in stock option expense (due to the amendment of the 2004 Incentive Plan).

Depreciation and amortization increased from $3.1 million for the quarter ended March 31, 2006 to $3.8 million for the quarter ended March 31, 2007. The increase is primarily due to the additional expense associated with renovations completed during 2006.

Interest Expense

For the quarter ended March 31, 2007, interest expense totaled $4.7 million. For the quarter ended March 31, 2006, interest expense totaled $5.8 million. The decrease of $1.1 million is due to the refinancing of the Term Loan at a lower interest rate under the new Term Loan. Interest expense is also partially offset by capitalized interest associated with expenditures made on completed 2006 renovation projects.

Liquidity and Capital Resources

Cash flows of the Company for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 consisted of the following:

Cash Flow—Operating Activities

Cash flow provided by operations was $2.4 million for the three months ended March 31, 2007 compared to $4.0 million provided by operations for the three months ended March 31, 2006. Gross accounts receivable increased by $1.9 million for the three months ended March 31, 2007. Gross accounts receivable decreased by $0.3 million for the quarter ended March 31, 2006.

As of March 31, 2007, the Company had cash and equivalents of $24.9 million of which $7.7 million was cash in the casino used to fund daily operations. For the remainder of 2007, the Company expects to fund property operations, capital expenditures, and debt service requirements from existing cash balances, operating cash flow and new borrowings.

Cash Flows—Investing Activities

For the quarter ended March 31, 2007, $5.6 million of cash was used to fund investing activities primarily related to additions for property and equipment. For the quarter ended March 31, 2006, $5.8 million of cash was used for additions to property and equipment partially funded by a $4.6 million reduction in restricted cash.

Cash Flows—Financing Activities

For the quarter ended March 31, 2007, $5.1 million of new borrowings under the new Term Loan was used for the purchase of property and equipment.

Other Factors Affecting Liquidity

While the Company believes that the cash provided by its cash flows from operations together with cash on hand will be adequate to fund its activities, including the capital expenditures that the Company plans to make, no assurances can be made that such sources will be sufficient to meet such requirements. Covenants under the new Term Loan restrict the Company’s future borrowing capacity. However, subject to certain conditions, the new Term Loan does permit the Company to incur additional debt to fund working capital. If circumstances warrant, the Company may seek a working capital line of credit.

A downturn in the economy, increase in revenue or wagering taxes, acts of terrorism, war or military actions would impact the Company’s operations and negatively impact its cash flows from operations. If this were to occur, the Company would be required to adjust its capital spending plans.

Contractual Obligation and Other Commitments

The following table summarizes the Company’s contractual obligations and commitments (amount in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In thousands)
Long-Term Debt Obligations
New Term Loan (a)	$—	$230,159	$—	$—	$230,159
Variable interest payments (b)	18,390	2,043	—	—	20,433
Contractual Obligations
Employment agreements (c)	2,974	1,802	593	—	5,369
Licensing agreement (d)	2,000	1,500	—	—	3,500
Entertainment contracts (e)	13,014	9,353	—	—	22,367

	$36,378	$244,857	$593	$—	$281,828

(a)	The new Term Loan, with an initial funding of $209,000,000 originated May 11, 2006. The Company has drawn an additional $21.0 million under the new Term Loan and as of March 31, 2007, the outstanding balance on the term loan was $230,159,000. The loan accrues interest at a rate of 2.9% plus one-month LIBOR which was 5.27% at March 31, 2007. The loan has a two-year term and can be extended for three, one-year extensions. Additional funding is available for a maximum balance of $250,000,000. The loan is collateralized by a first priority deed of trust on the property and has no amortization prior to maturity.
(b)	Based on March 31, 2007 LIBOR rates of 5.27% plus the applicable interest rate.
(c)	The Company is party to employment agreements with 16 of its senior executives, with original terms of three to five years.
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

Debt Instruments

The following table provides information about the Company’s long-term debt at March 31, 2007 amounts in thousands):

	Maturity Date	Face amount	Carrying value	Estimated fair value
Term Loan	May 2008	$230,159	$230,159	$230,159

On May 11, 2006, the Company entered into a new Term Loan (the “new term loan”). The new Term Loan was for an initial principal amount of $209 million and for an initial term of two (2) years with three, one-year extensions. The Company has drawn an additional $21 million under the new Term Loan. The new Term Loan was subject to a $5.8 million holdback amount for deferred maintenance projects and is subject to future funding to a maximum of $250 million. Interest on the new Term Loan accrues at a rate of one month LIBOR plus 2.9%. The new Term Loan provides for no amortization during the term. The new term loan is secured by a first priority deed of trust on the Property.

Pursuant to the terms of the new Term Loan, the Company purchased an interest rate cap with LIBOR strike rate of 5.75% for the first two years of the new Term Loan and an interest cap with LIBOR strike rate of 6.25% for any extension periods.

Proceeds of the new Term Loan were used to extinguish the June 18, 2004 Archon Loan.

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

Critical Accounting Policies

Significant Accounting Policies and Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States. Certain of its accounting policies, including the determination of slot club promotion liability, the estimated useful lives assigned to its assets, asset impairment, insurance reserves, and allowance for doubtful accounts require that it apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company’s judgments are based on its historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There can be no assurance that actual results will not differ from the Company’s estimates. To provide an understanding of the methodology the Company applies, its significant accounting policies and basis of presentation are discussed below, as well as where appropriate in this discussion and analysis and in the notes to the Company’s financial statements.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, while costs of normal repairs and maintenance are charged to expense as incurred.

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

Recent Accounting Pronouncements

In October 2006, the FASB issued FASB Staff Position No. FAS 123(R)-5, Amendment of FASB Staff Position FAS 123(R)-1, (“FSP FAS 123(R)-5”) to address whether a change to an equity instrument in connection with an equity restructuring should be considered a modification for the purpose of applying FASB Staff Position No. FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FAS Statement No. 123(R) (“FSP FAS 123(R)-1”). FSP FAS 123(R)-1 states that financial instruments issued to employees in exchange for past or future services are subject to the provisions of Statement of Financial Accounting Standards 123(R) unless the terms of the award are modified when the holder is no longer an employee. In FSP FAS 123(R)-5, the FASB staff concluded that changes to the terms of an award that are made solely due to an equity restructuring are not considered modifications as described in FSP FAS 123(R)-1 unless the fair value of the award increases, anti-dilution provisions are added, or holders of the same class of equity instruments are treated unequally. FSP FAS 123(R)-5 is effective for the first reporting period beginning after October 10, 2006. The adoption of FSP FAS 123(R)-5 did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of SFAS 157 will have on the Company’s financial position, results of operations and cash flows but currently does not believe it will have a material impact on the Company’s financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year on or before November 15, 2007, provided the provisions of SFAS 157 are also applied. Management is currently evaluating the impact that the adoption of SFAS 159 will have on the Company’s consolidated financial position, results of operations and cash flows, but currently does not believe it will have a material impact on the Company’s financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As required by in Rules 13a-15d of the Securities Exchange Act of 1934, as amended, the Company’s management, including our Executive Vice President of Finance and our Chief Executive Officer and General Manager, performed an evaluation of the effectiveness of the design and operation of Company’s disclosure controls and procedures to determine whether any changes occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control of financial reporting. Based upon that evaluation there have been no such changes during the first quarter 2007.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

EXHIBIT NUMBER
2.1	Purchase and Sale Agreement, dated as of December 24, 2003, by and among Colony Resorts LVH Acquisitions, LLC, LVH Corporation and Caesars Entertainment Corporation*

3.1	Articles of Organization, dated as of December 18, 2003, for Colony Resorts LVH Acquisitions, LLC*

3.2	Operating Agreement, dated as of December 22, 2003, for Colony Resorts LVH Acquisitions, LLC*

3.3	Amended and Restated Operating Agreement, dated June 18, 2004, for Colony Resorts LVH Acquisitions, LLC+

3.4	Amendment No. 1 to the Amended and Restated Operating Agreement, dated July 23, 2004, for Colony Resorts LVH Acquisitions, LLC****

3.5	Amendment to Articles of Organization, dated June 25, 2004, for Colony Resorts LVH Acquisitions, LLC******

10.1	Deposit Escrow Agreement, dated as of December 24, 2003, by and among LVH Corporation, Colony Resorts LVH Acquisitions, LLC and Nevada Title Company*

10.2	Coinvestment Transfer Restriction Agreement, dated June 18, 2004, by and among Mr. Barrack, Mr. Ribis, Co-Investment Partners and Coinvestment Voteco+

10.3	Transfer Restriction Agreement, dated June 18, 2004, by and among Mr. Barrack, Holdings and Voteco+

10.4	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Rodolfo Prieto*

10.5	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser*

10.6	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Kenneth Ciancimino*

10.7	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Rodolfo Prieto*

10.8	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser*

10.9	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Kenneth Ciancimino*

10.10	Employment Agreement, dated as of May 17, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Gonzalo De Varona.***

10.11	Employment Agreement, dated as of April 12, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Stewart.***

10.12	Vice Chairman Agreement, dated June 18, 2004, between Colony Resorts LVH Acquisitions, LLC and Nicholas L. Ribis.****

10.13	Colony Resorts LVH Acquisitions, LLC 2004 Incentive Plan****

10.14	Loan Agreement, dated June 18, 2004, by and between Colony Resorts LVH Acquisition, LLC and Archon Financial, L.P.+

10.15

Sale Right Agreement, dated June 18, 2004, by and among Colony Resorts LVH Acquisitions, LLC, Colony Resorts LVH Holdings, LLC, Colony Resorts LVH Coinvestment Voteco, LLC, Colony Resorts LVH Voteco, LLC and Colony Resorts LVH Co-Investment Partners, L.P.****

10.16	Services Agreement, dated June 18, 2004, between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel and Casino, Inc.****

10.17	Joint Marketing Agreement, by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc.****

10.18	Joint Services Agreement, by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc.****

10.19	Employment Agreement, dated as of May 11, 2003, between LVH Corporation and Thomas Page.****

10.20	Addendum to Employment Agreement, dated as of June 22, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Thomas Page.****

10.21	Addendum to Employment Agreement, dated as of April 28, 2006, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser ++

10.22	Addendum to Employment Agreement, dated as of April 28, 2006, by and between Colony Resorts LVH Acquisitions, LLC and Ken Ciancimino ++

10.23	Loan Agreement dated as of May 11, 2006, between Colony Resorts LVH Acquisitions, LLC and Goldman Sachs Commercial Mortgage Capital, L.P. +++

EXHIBIT NUMBER
10.24	First Amendment to the Colony Resorts LVH Acquisitions, LLC 2004 Incentive Plan ++++

10.25	Amended and Restated Joint Services Agreement, dated as of April 26, 2005 by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc. +++++

10.26	Amended and Restated Joint Marketing Agreement, dated as of April 26, 2006 by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc. +++++

14.1	Code of Ethics*******

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

METHOD OF FILING

*	Incorporated by reference to the Registrant’s Form 10, filed March 15, 2004 (File Number 0-50635).
**	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 10, filed April 26, 2004 (File Number 0-50635).
***	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Form 10, filed June 17, 2004 (File Number 0-50635).
+	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed June 28, 2004 (File Number 0-50635).
****	Incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to Form 10 filed August 13, 2004 (File Number 0-50635).
*****	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 23, 2004 (File Number 0-50635).
******	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q/A filed September 9, 2004 (File Number 0-50635).
******	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed November 15, 2004 (File Number 0-50635).
*******	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 31, 2004 (File Number 000-50635)
++	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 14, 2006.
+++	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed May 19, 2006.
++++	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed November 14, 2006
+++++	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 30, 2007 (File Number 000-50635)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONY RESORTS LVH ACQUISITIONS, LLC

Date: May 15, 2007	By:	/s/ Rodolfo Prieto
Rodolfo Prieto
Chief Executive Officer and General Manager

Date: May 15, 2007	By:	/s/ Robert Schaffhauser
Robert Schaffhauser
Executive Vice President of Finance