Form 10-Q
period 2007-06-30
COLONY RESORTS LVH ACQUISITIONS LLC
filed 2007-08-09
CIK 1282607

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of August 1, 2007 there were 1.50 Class A Membership Units outstanding and there were 1,500,000 Class B Membership Units outstanding.

COLONY RESORTS LVH ACQUISITIONS, LLC

FORM 10-Q

COLONY RESORTS LVH ACQUISITIONS, LLC

CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2007	December 31, 2006*
	(Unaudited)
Assets
CURRENT ASSETS:
Cash and equivalents	$21,674	$22,943
Restricted cash	4,680	3,396
Accounts receivable, net of allowance for doubtful accounts of $5,023 at June 30, 2007 and $4,561 at December 31, 2006	23,602	18,826
Inventories	2,941	2,921
Prepaid expenses and other current assets	6,040	4,501

Total current assets	58,937	52,587

PROPERTY AND EQUIPMENT, NET	340,298	334,602
RESTRICTED CASH	2,882	2,882
OTHER ASSETS, NET	2,603	3,859

Total assets	$404,720	$393,930

Liabilities and Members’ Equity
CURRENT LIABILITIES:
Accounts payable	$4,322	$11,850
Accrued expenses	36,403	35,783
Due to affiliates	2,630	3,114

Total current liabilities	43,355	50,747
TERM LOAN	235,345	225,096

Total liabilities	278,700	275,843
COMMITMENTS AND CONTINGENCIES
REDEEMABLE MEMBERS’ EQUITY	60,000	60,000
MEMBERS’ EQUITY	66,020	58,087

Total liabilities and members’ equity	$404,720	$393,930

*	Condensed from audited financial statements.

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except unit data)

	For the three months ended June 30, 2007	For the three months ended June 30, 2006
Revenues:
Casino	$26,347	$25,219
Rooms	28,043	27,352
Food and beverage	18,571	19,611
Other revenue	6,572	7,738

Total revenue	79,533	79,920
Less: promotional allowances	(7,181)	(6,425)

Net revenues	72,352	73,495

Expenses:
Casino	20,164	19,302
Rooms	8,458	8,536
Food and beverage	13,694	14,233
Other expense	4,035	6,870
General and administrative	17,784	17,431
Depreciation and amortization	3,914	3,176

Total expense	68,049	69,548

Operating income	4,303	3,947
Interest expense	4,797	6,771

Net loss	$(494)	$(2,824)

Net loss allocation
Allocable to Class A	$—	$—
Allocable to Class B	$(494)	$(2,824)
Basic weighted average Class A membership units outstanding	1.50	1.50
Basic weighted average Class B membership units outstanding	1,500,000.00	1,500,000.00
Diluted weighted average membership units outstanding	1,500,001.50	1,500,001.50
Net loss per Class A membership unit-basic	$(.33)	$(1.88)
Net loss per Class B membership unit-basic	$(.33)	$(1.88)
Per membership unit-diluted	$(.33)	$(1.88)

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF INCOME

(in thousands, except unit data)

	For the six months ended June 30, 2007	For the six months ended June 30, 2006
Revenues:
Casino	$53,424	$52,808
Rooms	60,682	56,894
Food and beverage	38,686	38,343
Other revenue	13,467	15,349

Total revenue	166,259	163,394
Less: promotional allowances	(14,641)	(13,114)

Net revenues	151,618	150,280

Expenses:
Casino	39,885	38,024
Rooms	16,466	16,368
Food and beverage	27,567	28,097
Other expense	8,556	10,640
General and administrative	35,309	34,534
Depreciation and amortization	7,716	6,230

Total expense	135,499	133,893

Operating income	16,119	16,387
Interest expense	9,527	12,595

Net income	$6,592	$3,792

Net income allocation
Allocable to Class A	$—	$—
Allocable to Class B	$6,592	$3,792
Basic weighted average Class A membership units outstanding	1.50	1.50
Basic weighted average Class B membership units outstanding	1,500,000.00	1,500,000.00
Diluted weighted average membership units outstanding	1,500,001.50	1,500,001.50
Net income per Class A membership unit-basic	$4.39	$2.53
Net income per Class B membership unit-basic	$4.39	$2.53
Per membership unit-diluted	$4.39	$2.53

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSES STATEMENTS OF CASH FLOWS

(in thousands)

	For the six months ended June 30, 2007	For the six months ended June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,592	$3,792
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,716	6,230
Valuation change in interest rate cap agreement	91	(49)
Amortization of deferred financing costs	808	986
Provision for doubtful accounts	1,036	650
Stock-based employee compensation	1,340	770
Changes in assets and liabilities:
Accounts receivable	(5,812)	565
Inventories	(20)	299
Prepaid expenses and other current assets	(1,539)	(2,438)
Other assets	359	—
Accounts payable	(7,528)	(6,299)
Accrued liabilities	622	(5,133)
Due to affiliates	(485)	2,592

Net cash provided by operating activities	3,180	1,965

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(13,412)	(12,671)
Increase in restricted cash	(1,284)	(2,053)

Net cash used in investing activities	(14,696)	(14,724)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Term Loan	10,248	216,278
Repayment of Archon Term Loan	—	(200,000)
Debt issuance costs	(1)	(3,412)

Net cash provided by financing activities	10,247	12,866

(Decrease) / increase in cash and equivalents	(1,269)	107
Cash and equivalents at beginning of year	22,943	17,218

Cash and equivalents at end of period	$21,674	$17,325

Supplemental Cash Flow Disclosure:
Cash paid for interest, net of amount capitalized	$8,628	$11,455

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Colony Resorts LVH Acquisitions, LLC, a Nevada limited liability company (the “Company”), was formed under the laws of the State of Nevada on December 18, 2003. The Company owns and operates the Las Vegas Hilton, a casino resort located in Las Vegas, Nevada (the “Hotel”or the “Property”). The Company licenses from Hilton Inns, Inc. (“Hilton”) the right to Hilton’s reservation system and Hilton’s HHonors Programs™.

The Company’s members consist of (1) Colony Resorts LVH Holdings, LLC (“Holdings”), which is a wholly owned subsidiary of Colony VI, a discrete investment fund managed by an affiliate of Colony Capital, (2) Colony Resorts LVH Co-Investment Partners, L.P. (“Co-Investment Partners”), (3) Colony Resorts LVH Coinvestment Voteco, LLC (“Coinvestment Voteco”), (4) Colony Resorts LVH Voteco, LLC (“Voteco”), each of which purchased Class A or Class B Membership Units on June 18, 2004 in connection with the equity financing described in Note 5, (5) WH/LVH Managers Voteco, LLC (“Whitehall Voteco”) which acquired certain Class A Membership Units from Co-Investment Voteco on July 19, 2006 and (6) Nicholas L. Ribis (“Mr. Ribis”) who acquired certain Class A and Class B Membership Units from Voteco and Holdings, respectively, on November 21, 2006.

Prior to June 18, 2004, the Company had conducted no business other than in connection with the execution of the Purchase and Sale Agreement (as defined below), relating to the acquisition of substantially all of the assets and certain liabilities of LVH Corporation, a Nevada corporation (“LVH”) (the “Acquisition”). LVH is a wholly owned subsidiary of Caesars Entertainment, Inc., formerly Park Place Entertainment Corporation (“Caesars”) that prior to the Acquisition operated the the Property. Commencing June 18, 2004, the operations, assets and liabilities of the Property are included in the Company’s financial statements.

Interim Financial Statements

The accompanying condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results for the three-months and six-months ended June 30, 2007, are not necessarily indicative of results to be expected for the full fiscal year.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of SFAS 157 will have on the Company’s financial position, results of operations and cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year on or before November 15, 2007, provided the provisions of SFAS 157 are also applied. Management is currently evaluating the impact that the adoption of SFAS 159 will have on the Company’s financial position, results of operations and cash flows.

2. NEW TERM LOAN

On May 11, 2006, the Company entered into a new Loan Agreement with Goldman Sachs Commercial Mortgage Capital, L.P. (the “ Term Loan”). The Term Loan was for an initial principal amount of $209.0 million and was for an initial term of two (2) years with three, one-year extensions. The Company has drawn an additional $26.3 million against the Term Loan. The Term Loan is subject to future funding to a maximum of $250 million.

Interest on the Term Loan accrues at a rate of one month LIBOR plus 2.9%. The Term Loan provides for no amortization during the term. The Term Loan is collateralized by a first priority deed of trust on the Property.

Pursuant to the terms of the Term Loan, the Company purchased an interest rate cap for $607,900 with LIBOR strike rate of 5.75% for the first two years of the Term Loan and an interest rate cap with LIBOR strike rate of 6.25% for any extension periods. As of June 30, 2007, the interest rate cap was valued at $20,477.

Proceeds from the Term Loan were used to extinguish the Company’s prior loan with Archon Financial, L.P. (the “Archon Loan”) dated as of June 18, 2004 and to pay a $1.0 million exit fee.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company provides and/or receives services from affiliated companies. The total net value of services received from the affiliated companies was approximately $2.5 million for the six months ended June 30, 2007 and $2.0 million for the six months ended June 30, 2006.

4. REDEEMABLE MEMBERS’ INTERESTS

In connection with the closing of the Acquisition, the Company, Voteco, Co-Investment Voteco, Co-Investment Partners and Holdings entered into a Sale Right Agreement, dated June 18, 2004 (the “Sale Right Agreement”). Pursuant to the terms of Co-Investment Partners’ partnership agreement, at any time after May 23, 2008, Whitehall (a limited partner in Co-Investment Partners and an affiliate of Goldman Sachs Commercial Mortgage Capital, L.P., the lender under theTerm Loan) has the right to request that Co-Investment Partners purchase all of Whitehall’s interest in Co-Investment Partners at a purchase price determined by Whitehall. Pursuant to the Sale Right Agreement, upon receiving notice from Whitehall that it has exercised the sale right the Company must, within forty-five days elect to either (i) purchase that portion of the Class B Membership Units which represent Whitehall’s interest in Co-investment Partners or (ii) sell the Company in its entirety. If the Company elects not to redeem the Class B Membership Units, it must appoint Goldman Sachs & Co. as its sole and exclusive agent for a period of one year to seek to sell the Company at a price extrapolated from the price Whitehall established for its interest in Co-Investment Partners. In addition, on June 18, 2010, if the Company has not been sold pursuant to sale right above or otherwise, the Company is required to appoint Goldman Sachs & Co. as its sole agent to seek to sell the Company at the best price obtainable unless Whitehall and Co-Investment Partners both agree not to sell the Company or to postpone such sale. For purposes of the diluted membership unit calculation, it is assumed that the redemption of Whitehall’s interest or sale of the property will be consummated at fair value.

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

As of June 30, 2007, Voteco owns 0.585 Class A Units, Co-Investment Voteco owns 0.30 Class A Units,Whitehall Voteco owns 0.60 Class A Units and Mr. Ribis owns 0.015 Class A Units. In addition, as of June 30, 2007, Holdings owns 585,000 Class B Units, Co-Investment Partners owns 900,000 Class B Units and Mr. Ribis owns 15,000 Class B Units. Pursuant to the Operating Agreement, holders of Class A Units are entitled to one vote per unit in all matters to be voted on by voting members of the Company. Holders of Class B Units are not entitled to vote, except as otherwise expressly required by law.

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

There was approximately $1.3 million and $770,000 of compensation cost related to the 166,667 options recognized in general and administrative expenses for the six months ended June 30, 2007 and June 30, 2006 respectively in the implementation of SFAS No. 123(R). There was approximately $550,000 and $630,000 of compensation cost in general and administrative expenses for the three months ended June 30, 2007 and June 30, 2006 respectively. The 166,667 options are fully vested as of June 30, 2007 and there will be no future compensation expense related to this option plan.

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

7. COMMITMENTS AND CONTINGENCIES

Letters of Credit

In September 2006 and 2005, the Company was required to deliver irrevocable standby letters of credit in the amount of $1,435,000 and $1,437,000, respectively, in connection with workers’ compensation insurance policies issued by its insurance carriers. These letters of credit are secured by certificates of deposit for $1,435,000 and $1,437,000 which are included in restricted cash as of June 30, 2007 and 2006. The initial expiration dates of these letters of credit are October 2007 and 2006, respectively, and are automatically extended for one year from their expiration date unless the issuing bank notifies the Company sixty days prior to such expiration dates that the letters of credit will not be renewed. As of June 30, 2007, there are no amounts outstanding on either letter of credit.

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

Overview

The following discussion of the Company’s results of operations compares the three months and six months ended June 30, 2007 to the three months and six months ended June 30, 2006 respectively.

Casino revenue is derived primarily from patrons wagering on slot machines, table games and other gaming activities. Table games generally include Blackjack or Twenty One, Craps, Baccarat and Roulette. Other gaming activities include the Race and Sports Book and Poker. Casino revenue is defined as the win from gaming activities, computed as the net difference between gaming wins and losses, not the total amounts wagered. “Table game volume,” “table game drop” (terms which are used interchangeably), and “slot handle” are casino industry specific terms that are used to identify the amount wagered by patrons for a casino table game or slot machine, respectively. “Table game hold” and “slot hold” represent the percentage of the total amount wagered by patrons that the casino has won. Hold is derived by dividing the amount won by the casino by the amount wagered by patrons. Casino revenue is recognized at the end of each gaming day.

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

Comparison of the Three Months Ended June 30, 2007 with the Three Months Ended June 30, 2006

Summary Financial Information

The Hotel offers hotel, gaming, dining, entertainment, retail and spa amenities at one location in Las Vegas and under one operating segment. Approximately 33% of the Hotel’s gross revenue is derived from gaming, while 35% is derived from room revenue. Room revenue is significant because of the Hotel’s location next to the Las Vegas Convention Center and its related emphasis on the group, convention, and trade show business.

The following table summarizes the Hotel’s results of operations (in thousands):

	Three Months Ended June 30,
	2007	2006
Net revenues	$72,352	$73,495
Operating income	4,303	3,947
Net loss	(494)	(2,824)

Revenue Information

The breakdown of the Property’s net revenue is as follows (dollars in thousands):

	Three Months Ended June 30,
	2007	2006	Percent Change
Casino	$26,347	$25,219	4%
Rooms	28,043	27,352	3%
Food and beverage	18,571	19,611	(5)%
Other revenue	6,572	7,738	(15)%

	79,533	79,920	—%
Less— promotional allowance	(7,181)	(6,425)	12%

Net revenues	$72,352	$73,495	(2)%

Casino

Casino revenue increased $1.1 million, or 4%, to $26.3 million for the quarter ended June 30, 2007, compared to $25.2 million for the quarter ended June 30, 2006. The increase in casino revenue was primarily due to a $1.8 million increase in the slot win. The increase is primarily a result of a higher slot win percentage for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006. Table games revenue for the second quarter of 2007 was approximately $0.8 million lower than the table games revenue for the second quarter of 2006. Certain high worth table game patrons who gambled in the second quarter of 2006 did not return in 2007. Other gaming revenue was approximately $0.4 higher than the quarter ended June 30, 2007 over the quarter ended June 30, 2006. The increase was primarily due to higher volume in the sports book for the second quarter of 2007 compared to the second quarter of 2006.

The Casino operating department margin was 23.5% for the quarter ended June 30, 2007. The operating department margin was unchanged from the quarter ended June 30, 2006.

Rooms

For the quarter ended June 30, 2007, room revenue was $28.0 million, an increase of $0.7 million from the quarter ended June 30, 2006. The increase is primarily attributable to an increase in the average daily room rate for the quarter ended June 30, 2006 compared to the average daily room rate for the quarter ended June 30, 2007.

The Room operating department margin was relatively flat from the three months ended June 30, 2006 to the three months ended June 30, 2007. The Room operating margin for the second quarter of 2007 was 69.8%; the room operating margin for the second quarter of 2006 was 68.8%.

Food and Beverage

Food and Beverage revenue for the quarter ended June 30, 2007 was $18.6 million compared to $19.6 million for the quarter ended June 30, 2006 - a decrease of $1.0 million or 5.3%. The decrease in revenue was primarily due to decreased revenue from banquets and catering as a result of fewer convention groups. The operating margins were relatively unchanged with an operating margin of 26.3% for the quarter ended June 30, 2007 compared to an operating margin of 27.4% for the quarter ended June 30, 2006.

Other

Other Revenue includes retail sales, entertainment sales and miscellaneous income. Other Revenue was approximately $6.6 million for the quarter ended June 30, 2007 or $1.2 million less than Other Revenue reported for the quarter ended June 30, 2006. Entertainment revenue was higher for the second quarter of 2006 compared to the second quarter of 2007 because of more scheduled performances from headliner entertainment.

Operating Cost and Expense Information

The breakdown of the Property’s operating costs and expenses is as follows (dollars in thousands):

	Three Months Ended June 30,
	2007	2006	Percent Change
Casino	$20,164	$19,302	4%
Rooms	8,458	8,536	(1)%
Food and beverage	13,694	14,233	(4)%
Other	4,035	6,870	(41)%
General and administrative	17,784	17,431	2%
Depreciation and amortization	3,914	3,176	23%

Total	$68,049	$69,548	(2)%

Operating Expenses

Operating expenses decreased $1.5 million for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006. The decrease was primarily due to lower entertainment headliner fees caused by fewer performances in the quarter.

Depreciation and amortization increased from $3.2 million for the quarter ended June 30, 2006 to $3.9 million for the quarter ended June 30, 2007. The increase is primarily due to the additional expense associated with renovations completed during 2006 and the first quarter of 2007.

Interest Expense

For the three months ended June 30, 2007, interest expense totaled $4.8 million. For the three months ended June 30, 2006, interest expense totaled $6.8 million. The decrease of $2.0 million is due to the refinancing of the Archon Loan at a lower interest rate.

Comparison of the Six Months Ended June 30, 2007 with the Six Months Ended June 30, 2006

Summary Financial Information

The following table summarizes the Hotel’s results of operations (in thousands):

	Six Months Ended June 30,
	2007	2006
Net revenues	$151,618	$150,280
Operating income	16,119	16,387
Net income	6,592	3,792

Revenue Information

The breakdown of the Property’s net revenue is as follows (dollars in thousands):

	Six Months Ended June 30,
	2007	2006	Percent Change
Casino	$53,424	$52,808	1%
Rooms	60,682	56,894	7%
Food and beverage	38,686	38,343	1%
Other revenue	13,467	15,349	(12)%

	166,259	163,394	2%
Less: - promotional allowance	(14,641)	(13,114)	12%

Net revenues	$151,618	$150,280	1%

Casino

Casino revenue increased $0.6 million, or 1%, to $53.4 million for the six months ended June 30, 2007, compared to $52.8 million for the six months ended June 30, 2006. Higher slot revenue was offset by lower table games revenue. Slot revenue increased $3.5 million for the first six months of 2007 compared to the first six months of 2006. The increase in slot win was primarily due to an increase in slot hold percentage. Table games revenue decreased by $3.4 million for the first six months of 2007 compared to the first six months of 2006. A shift in casino marketing efforts away from high end players has resulted in less volume from these type of players from 2006 to 2007. Other gaming revenue was approximately $0.4 higher than the six months ended June 30, 2007 over the six months ended June 30, 2006. The increase was primarily due to higher volume in the sports book during 2007 compared to 2006.

The Casino operating department margin was 25.3% for the six months ended June 30, 2007. The operating department margin was 28.0% for the six months ended June 30, 2006. The decrease in casino operating margin is primarily due to higher promotional expenses and database marketing expenses in the first six months of 2007 compared to the first six months of 2006.

Rooms

For the first six months ended June 30, 2007, room revenue was $60.7 million, an increase of $3.8 million from the first six months ended June 30, 2006. The increase is primarily attributable to an increase in the average daily room rate for the six month ended June 30, 2006 compared to the average daily room rate for the six months ended June 30, 2007.

The Room operating department margin increased slightly from the six months ended June 30, 2006 to the six months ended June 30, 2007. The Room operating margin for the second quarter of 2007 was 72.9%; the room operating margin for the second quarter of 2006 was 71.2%. The increase in operating margin was due to stable costs on higher revenues.

Food and Beverage

Food and Beverage revenue for the six months ended June 30, 2007 was $38.7 million and flat compared to $38.3 million for the six months ended June 30, 2006. The operating margin of 28.7% for the first six months of 2007 was slightly improved from the operating margin of 26.7% for the six months of 2006. Reduced expenses primarily in food costs and operating supplies were responsible for the higher operating margins.

Other

Other Revenue includes retail sales, entertainment sales and miscellaneous income. Other Revenue was approximately $13.5 million for the six months ended June 30, 2007 or $1.9 million less than Other Revenue reported for the six months ended June 30, 2006. Entertainment revenue was higher for the first half of 2006 compared to the first half of 2007 because of more scheduled performances from headliner entertainment.

Operating Cost and Expense Information

The breakdown of the Property’s operating costs and expenses is as follows (dollars in thousands):

	Six Months Ended June 30,
	2007	2006	Percent Change
Casino	$39,885	$38,024	5%
Rooms	16,466	16,368	1%
Food and beverage	27,567	28,097	(2)%
Other expense	8,556	10,640	(20)%
General and administrative	35,309	34,534	2%
Depreciation and amortization	7,716	6,230	24%

Total	$135,499	$133,893	(1)%

Operating Expenses

Operating expenses decreased $1.6 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The decrease was primarily due to lower entertainment headliner fees caused by fewer performances in the six-month period.

Depreciation and amortization increased from $6.2 million for the first half of 2006 to $7.7 million for the first half of 2007. The increase is primarily due to the additional expense associated with renovations completed during 2006 and 2007.

Interest Expense

For the six months ended June 30, 2007, interest expense totaled $9.5 million. For the six months ended June 30, 2006, interest expense totaled $12.6 million. The decrease of $3.0 million is due to the refinancing of the Archon Loan at a lower interest rate.

Liquidity and Capital Resources

Cash flows of the Company for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 consisted of the following:

Cash Flow—Operating Activities

Cash flow provided by operations was $3.2 million for the six months ended June 30, 2007 compared to $2.0 million provided by operations for the six months ended June 30, 2006. Gross accounts receivable increased by $5.8 million for the six months ended June 30, 2007. Gross accounts receivable decreased by $0.6 million for the six months ended June 30, 2006.

As of June 30, 2007, the Company had cash and equivalents of $21.7 million of which $8.7 million was cash in the casino used to fund daily operations. For the remainder of 2007, the Company expects to fund property operations, capital expenditures, and debt service requirements from existing cash balances, operating cash flow and new borrowings.

Cash Flows—Investing Activities

For the six months ended June 30, 2007, $14.7 million of cash was used to fund investing activities of which $13.4 million was used for additions for property and equipment. For the six months ended June 30, 2006, $14.7 million was also used to fund investing activities of which $12.7 million of cash was used for additions to property and equipment.

Cash Flows—Financing Activities

For the six months ended June 30, 2007, $10.2 million of new borrowings under the Term Loan were primarily used for the purchase of property and equipment. During the six months ended June 30, 2006, the Archon Loan was refinanced with proceeds of $216 million dollars. The Archon Loan totaling $200 million was paid in full.

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

Contractual Obligations and Other Commitments

There have been no material changes to the table of contractual obligations presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, other than the new borrowings under the Term Loan previously discussed.

Off-Balance Sheet Arrangements

The Company is not currently subject to any off-balance sheet arrangements which it believes will have a material adverse impact on its financial condition.

Debt Instruments

The following table provides information about the Company’s long-term debt at June 30, 2007 amounts in thousands):

	Initial Maturity Date	Face amount	Carrying value	Estimated fair value
Term Loan	May 2008	$235,345	$235,345	$235,345

On May 11, 2006, the Company entered into the Term Loan. The Term Loan was for an initial principal amount of $209 million and for an initial term of two (2) years with three, one-year extensions. The Company has drawn an additional $26.3 million under the Term Loan. The Term Loan was subject to a $5.8 million holdback amount for deferred maintenance projects all of which has been released. The Term Loan is subject to future funding to a maximum of $250 million. Interest on the Term Loan accrues at a rate of one month LIBOR plus 2.9%. The Term Loan provides for no amortization during the term. The Term Loan is secured by a first priority deed of trust on the Property.

Pursuant to the terms of the Term Loan, the Company purchased an interest rate cap with a LIBOR strike rate of 5.75% for the first two years of the Term Loan and an interest cap with a LIBOR strike rate of 6.25% for any extension periods.

Proceeds of the Term Loan were used to extinguish the Archon Loan.

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

The Company also participates in a slot club with five affiliated casinos under the auspices of the Joint Marketing Agreement with RIH Resorts LLC. The RIH Resorts slot club allows customers to earn points, (referred to as “Destiny Dollars”) from their gaming activity at their home property and redeem them for complimentary food, beverage, rooms, entertainment and merchandise at a destination property. The RIH Resorts slot club does not permit customers to redeem Destiny Dollars at the property where they are earned. The cost associated with complimentary food, beverage, rooms, entertainment and merchandise is recorded as casino costs and expenses by the property redeeming the points during the period in which the points are redeemed.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of SFAS 157 will have on the Company’s financial position, results of operations and cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year on or before November 15, 2007, provided the provisions of SFAS 157 are also applied. Management is currently evaluating the impact that the adoption of SFAS 159 will have on the Company’s financial position, results of operations and cash flows.

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

As required by in Rules 13a-15d of the Securities Exchange Act of 1934, as amended, the Company’s management, including our Executive Vice President of Finance and our Chief Executive Officer and General Manager, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

COLONY RESORTS LVH ACQUISITIONS, LLC

Date:	August 9, 2007	By:	/s/ Rodolfo Prieto
Rodolfo Prieto
Chief Executive Officer and General Manager

Date:	August 9, 2007	By:	/s/ Robert Schaffhauser
Robert Schaffhauser
Executive Vice President of Finance