Form 10-Q
period 2007-09-30
COLONY RESORTS LVH ACQUISITIONS LLC
filed 2007-11-14
CIK 1282607

FOR THE QUARTERLY PERIOD ENDED September 30, 2007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

As of November 1, 2007 there were 1.50 Class A Membership Units outstanding and there were 1,500,000 Class B Membership Units outstanding.

COLONY RESORTS LVH ACQUISITIONS, LLC

FORM 10-Q

COLONY RESORTS LVH ACQUISITIONS, LLC

CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2007	December 31, 2006*
	(Unaudited)
Assets
CURRENT ASSETS:
Cash and equivalents	$25,780	$22,943
Restricted cash	1,531	3,396
Accounts receivable, net of allowance for doubtful accounts of $5,744 at September 30, 2007 and $4,561 at December 31, 2006	19,915	18,826
Inventories	2,740	2,921
Prepaid expenses and other current assets	5,674	4,501

Total current assets	55,640	52,587
PROPERTY AND EQUIPMENT, NET	346,854	334,602
RESTRICTED CASH	3,772	2,882
OTHER ASSETS, NET	3,933	3,859

Total assets	$410,199	$393,930

Liabilities and Members’ Equity
CURRENT LIABILITIES:
Accounts payable	$5,599	$11,850
Accrued expenses	40,879	35,783
Due to affiliates	4,005	3,114

Total current liabilities	50,483	50,747
TERM LOAN	237,908	225,096

Total liabilities	288,391	275,843
COMMITMENTS AND CONTINGENCIES
REDEEMABLE MEMBERS’ EQUITY	60,000	60,000
MEMBERS’ EQUITY	61,808	58,087

Total liabilities and members’ equity	$410,199	$393,930

*	Condensed from audited financial statements.

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except unit data)

	For the three months ended September 30, 2007	For the three months ended September 30, 2006
Revenues:
Casino	$28,296	$28,242
Rooms	24,774	21,810
Food and beverage	17,976	16,716
Other revenue	6,005	6,779

Total revenue	77,051	73,547
Less: promotional allowances	(7,637)	(6,538)

Net revenues	69,414	67,009

Expenses:
Casino	21,353	20,562
Rooms	8,084	7,789
Food and beverage	13,329	12,588
Other expense	3,944	5,349
General and administrative	17,821	17,888
Depreciation and amortization	4,009	3,306

Total expense	68,540	67,482

Operating income (loss)	874	(473)
Interest expense	5,086	5,210

Net loss	$(4,212)	$(5,683)

Net loss allocation
Allocable to Class A	—	—
Allocable to Class B	$(4,212)	$(5,683)
Basic weighted average Class A membership units outstanding	1.50	1.50
Basic weighted average Class B membership units outstanding	1,500,000.00	1,500,000.00
Diluted weighted average membership units outstanding	1,500,001.50	1,500,001.50
Net loss per Class A membership unit-basic	$(2.81)	$(3.79)
Net loss per Class B membership unit-basic	$(2.81)	$(3.79)
Per membership unit-diluted	$(2.81)	$(3.79)

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except unit data)

	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006
Revenues:
Casino	$81,720	$81,050
Rooms	85,456	78,704
Food and beverage	56,662	55,059
Other revenue	19,472	22,129

Total revenue	243,310	236,942
Less: promotional allowances	(22,278)	(19,573)

Net revenues	221,032	217,369

Expenses:
Casino	61,239	58,586
Rooms	24,550	24,156
Food and beverage	40,896	40,685
Other expense	12,500	15,990
General and administrative	53,128	52,501
Depreciation and amortization	11,726	9,536

Total expense	204,039	201,454

Operating income	16,993	15,915
Interest expense	14,613	17,806

Net income (loss)	$2,380	$(1,891)

Net income (loss) allocation
Allocable to Class A	$—	$—
Allocable to Class B	$2,380	$(1,891)
Basic weighted average Class A membership units outstanding	1.50	1.50
Basic weighted average Class B membership units outstanding	1,500,000.00	1,500,000.00
Diluted weighted average membership units outstanding	1,500,001.50	1,500,001.50
Net income (loss) per Class A membership unit-basic	$1.59	$(1.26)
Net income (loss) per Class B membership unit-basic	$1.59	$(1.26)
Per membership unit-diluted	$1.59	$(1.26)

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,380	$(1,891)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,726	9,536
Valuation change in interest rate cap agreement	89	469
Amortization of deferred financing costs	1,212	1,407
Provision for doubtful accounts	1,839	1,437
Stock-based employee compensation	1,340	1,155
Changes in assets and liabilities:
Accounts receivable	(2,928)	(3,680)
Inventories	181	271
Prepaid expenses and other current assets	(1,173)	(981)
Accounts payable	(6,251)	(2,097)
Accrued expenses	5,096	(4,037)
Due to affiliates	892	3,455

Net cash provided by operating activities	13,029	5,044

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(23,978)	(21,742)
(Increase)/decrease in restricted cash	974	(2,267)
Other assets	(1,374)	—

Net cash used in investing activities	(23,003)	(24,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Term Loan	12,812	220,496
Repayment of Archon Term Loan	—	(200,000)
Debt issuance costs	(1)	(3,602)

Net cash provided by financing activities	12,811	16,894

Increase/(decrease) in cash and equivalents	2,837	(2,071)
Cash and equivalents at beginning of year	22,943	17,218

Cash and equivalents at end of period	$25,780	$15,147

Supplemental Cash Flow Disclosure:
Cash paid for interest, net of amount capitalized	$11,872	$15,993

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Colony Resorts LVH Acquisitions, LLC, a Nevada limited liability company (the “Company”), was formed under the laws of the State of Nevada on December 18, 2003. The Company owns and operates the Las Vegas Hilton, a casino resort located in Las Vegas, Nevada (the “Hotel”or the “Property”). The Company licenses from Hilton Inns, Inc. (“Hilton”) the right to participate in Hilton’s reservation system and Hilton’s HHonors Programs™.

The Company’s members consist of (1) Colony Resorts LVH Holdings, LLC (“Holdings”), which is a wholly owned subsidiary of Colony VI, a discrete investment fund managed by an affiliate of Colony Capital, (2) Colony Resorts LVH Co-Investment Partners, L.P. (“Co-Investment Partners”), (3) Colony Resorts LVH Coinvestment Voteco, LLC (“Co-Investment Voteco”), (4) Colony Resorts LVH Voteco, LLC (“Voteco”), each of which purchased Class A or Class B Membership Units on June 18, 2004 in connection with the equity financing described in Note 5, (5) WH/LVH Managers Voteco, LLC (“Whitehall Voteco”) which acquired certain Class A Membership Units from Co-Investment Voteco on July 19, 2006 and (6) Nicholas L. Ribis (“Mr. Ribis”) who acquired certain Class A and Class B Membership Units from Voteco and Holdings, respectively, on November 21, 2006.

Prior to June 18, 2004, the Company had conducted no business other than in connection with the execution of the Purchase and Sale Agreement, relating to the acquisition of substantially all of the assets and certain liabilities of LVH Corporation, a Nevada corporation (“LVH”) (the “Acquisition”). LVH is a wholly owned subsidiary of Caesars Entertainment, Inc., formerly Park Place Entertainment Corporation (“Caesars”) that prior to the Acquisition operated the Property. Commencing June 18, 2004, the operations, assets and liabilities of the Property are included in the Company’s financial statements.

Interim Financial Statements

The accompanying condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results for the three-months and nine-months ended September 30, 2007, are not necessarily indicative of results to be expected for the full fiscal year.

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Reclassifications

Certain amounts in the September 30, 2006 financial statements have been reclassified to conform to the September 30, 2007 presentation. These reclassifications had no effect on the previously reported net loss.

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

2. NEW TERM LOAN

On May 11, 2006, the Company entered into a new Loan Agreement with Goldman Sachs Commercial Mortgage Capital, L.P. (the “ Term Loan”). The Term Loan was for an initial principal amount of $209.0 million and was for an initial term of two (2) years with three, one-year extensions. The Company has drawn an additional $29.0 million against the Term Loan. The Term Loan is subject to future funding to a maximum of $250 million.

Interest on the Term Loan accrues at a rate of one month LIBOR plus 2.9%. The Term Loan provides for no amortization during the term. The Term Loan is collateralized by a first priority deed of trust on the Property.

Pursuant to the terms of the Term Loan, the Company purchased an interest rate cap for $607,900 with a LIBOR strike rate of 5.75% for the first two years of the Term Loan and an interest rate cap with a LIBOR strike rate of 6.25% for any extension periods. As of September 30, 2007, the interest rate cap was valued at $22,062.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the nine months ended September 30, 2007 approximately $588,000 of interest was capitalized. For the nine months ended September 30, 2006 approximately $330,000 of interest was capitalized.

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

The Company provides and/or receives services from affiliated companies. The total net value of services received from the affiliated companies was approximately $3.5 million for the nine months ended September 30, 2007 and $3.1 million for the nine months ended September 30, 2006.

4. REDEEMABLE MEMBERS’ INTERESTS

In connection with the closing of the Acquisition, the Company, Voteco, Co-Investment Voteco, Co-Investment Partners and Holdings entered into a Sale Right Agreement, dated June 18, 2004 (the “Sale Right Agreement”). Pursuant to the terms of the Co-Investment Partners’ partnership agreement, at any time after May 23, 2008, Whitehall (a limited partner in Co-Investment Partners and an affiliate of Goldman Sachs Commercial Mortgage Capital, L.P., the lender under the Term Loan) has the right to request that Co-Investment Partners purchase all of Whitehall’s interest in Co-Investment Partners at a purchase price determined by Whitehall. Pursuant to the Sale Right Agreement, upon receiving notice from Whitehall that it has exercised the sale right the Company must, within forty-five days elect to either (i) purchase that portion of the Class B Membership Units which represent Whitehall’s interest in Co-Investment Partners or (ii) sell the Company in its entirety. If the Company elects not to redeem the Class B Membership Units, it must appoint Goldman Sachs & Co. as its sole and exclusive agent for a period of one year to seek to sell the Company at a price extrapolated from the price Whitehall established for its interest in Co-Investment Partners. In addition, on June 18, 2010, if the Company has not been sold pursuant to sale right above or otherwise, the Company is required to appoint Goldman Sachs & Co. as its sole agent to seek to sell the Company at the best price obtainable unless Whitehall and Co-Investment Partners both agree not to sell the Company or to postpone such sale. For purposes of the diluted membership unit calculation, it is assumed that the redemption of Whitehall’s interest or sale of the property will be consummated at fair value.

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of September 30, 2007, Voteco owns 0.585 Class A Units, Co-Investment Voteco owns 0.30 Class A Units,Whitehall Voteco owns 0.60 Class A Units and Mr. Ribis owns 0.015 Class A Units. In addition, as of September 30, 2007, Holdings owns 585,000 Class B Units, Co-Investment Partners owns 900,000 Class B Units and Mr. Ribis owns 15,000 Class B Units. Pursuant to the Operating Agreement, holders of Class A Units are entitled to one vote per unit in all matters to be voted on by voting members of the Company. Holders of Class B Units are not entitled to vote, except as otherwise expressly required by law.

At the time of the closing of the Acquisition, a Transfer Restriction Agreement was executed by and among Thomas J. Barrack, Jr. (“Mr. Barrack”), Mr. Ribis, Co-Investment Partners and Co-Investment Voteco (the “Co-Investment Transfer Restriction Agreement”) and a Transfer Restriction Agreement was executed by and among Mr. Barrack, Voteco and Holdings (the “Voteco Transfer Restriction Agreement”). At the time of the transfer of certain Class A Units to Whitehall Voteco from Co-Investment Voteco, a Transfer Restriction Agreement was executed by and among Stuart Rothenberg (“Mr. Rothenberg”), Brahm Cramer (“Mr. Cramer”) and Jonathan Langer (“Mr. Langer”) and together with Mr. Rothenberg and Mr. Cramer, the “Whitehall Voteco Members”, Whitehall Voteco and Co-Investment Partners (the “Whitehall Voteco Transfer Restriction Agreement”).

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s estimated requisite service period (generally the vesting period of equity award) on a straight-line basis. Estimates are revised if key elements of the options change. The cumulative effect on compensation cost as a result of changes to key elements or forfeiture estimates are recognized in the period of the change. The amendment on May 16, 2006 triggered a revaluation of the options. The increase in value has been recorded on a straight-line basis over the remaining vesting period of the options.

Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No.25), and related interpretations. The Company adopted SFAS No. 123(R) using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in the Form 10-K have not been restated to reflect the fair value method of recognizing compensation cost relating to these options.

The fair value of the option awards is estimated on the date of grant using an appraisal of the value of the Company and its membership units. No additional grants have been awarded subsequent to the Acquisition date.

There was approximately $1.3 million and $1.2 million of compensation cost related to the 166,667 options recognized in general and administrative expenses for the nine months ended September 30, 2007 and September 30, 2006 respectively in the implementation of SFAS No. 123(R). There was approximately $0 and $385,000 of compensation cost in general and administrative expenses for the three months ended September 30, 2007 and September 30, 2006 respectively. The 166,667 options are fully vested as of June 30, 2007 and there will be no future compensation expense related to this option plan.

The estimated fair value of the options at the date of grant was $27.73 per membership unit and was computed using the Black-Scholes-Merton option pricing model with the following weighted average assumptions: risk free interest rate of 3.24%; no expected dividend yields; and expected vesting periods of 36 months. The estimated fair value of the options at the date of the May 16, 2006 amendment was $38.21 per membership unit and was also computed using the Black-Scholes-Merton option pricing model with the following weighted average assumptions: risk free interest rate of 5.07%, no expected dividend yield, and expected vesting periods of 13 months. The following table sets forth the assumptions used to determine compensation cost for these options consistent with the requirements of SFAS No. 123(R).

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Weighted-average assumptions:	2006 (Post Amendment)	2006 (Pre Amendment)	2005	2004
Model	Black-Scholes	Black-Scholes	Black-Scholes	Black-Scholes
Number of options	166,667	166,667	166,667	166,667
Membership unit price	$100	$100	$100	$100
Exercise unit price	$100	$100	$100	$100
Dividend Yield	N/A	N/A	N/A	N/A
Volatility	37%	40%	40%	40%
Risk-Free rate	5.07%	3.24%	3.24%	3.24%
Valuation Date	May 16, 2006	June 18, 2004	June 18, 2004	June 18, 2004
Expiration Date	June 18, 2014	June 18, 2014	June 18, 2014	June 18, 2014
Term	13 months		36 months	36 months
Up movement	N/A		N/A	N/A
Down movement	N/A		N/A	N/A
Risk Neutral Probability	N/A		N/A	N/A

7. COMMITMENTS AND CONTINGENCIES

Letters of Credit

Beginning in 2005 and annually thereafter, the Company was required to deliver irrevocable standby letters of credit in connection with its workers’ compensation insurance policies issued by its insurance carriers. The letters of credit are secured by certificates of deposits in the same notional amounts as the corresponding letters of credit. The initial expiration dates of these letters of credit are for one year and are automatically extended for one year from their expiration date unless the issuing bank notifies the Company sixty days prior to such expiration dates that the letters of credit will not be renewed. As of September 30, 2007 and December 31, 2006, the certificates of deposit which secure the letters of credit total $3,762,000 and $1,435,000, respectively, and are included in restricted cash. As of September 30, 2007 and December 31, 2006, there were no amounts outstanding on the letters of credit.

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

The following discussion of the Company’s results of operations compares the three months and nine months ended September 30, 2007 to the three months and nine months ended September 30, 2006 respectively.

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

Comparison of the Three Months Ended September 30, 2007 with the Three Months Ended September 30, 2006

Summary Financial Information

The Hotel offers hotel, gaming, dining, entertainment, retail and spa amenities at one location in Las Vegas and under one operating segment. Approximately 37% of the Hotel’s gross revenue is derived from gaming, while 32% is derived from room revenue. Room revenue is significant because of the Hotel’s location next to the Las Vegas Convention Center and its related emphasis on the group, convention, and trade show business.

The following table summarizes the Hotel’s results of operations (in thousands):

	Three Months Ended September 30,
	2007	2006
Net revenues	$69,414	$67,009
Operating income (loss)	874	(473)
Net loss	(4,212)	(5,683)

Revenue Information

The breakdown of the Property’s net revenue is as follows (dollars in thousands):

	Three Months Ended September 30,
	2007	2006	Percent Change
Casino	$28,296	$28,242	—
Rooms	24,774	21,810	14%
Food and beverage	17,976	16,716	8%
Other revenue	6,005	6,779	(11)%

	77,051	73,547	5%
Less - promotional allowance	(7,637)	(6,538)	17%

Net revenues	$69,414	$67,009	4%

Casino

Casino revenue was flat for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006. An increase of $2.2 million in slot and race and sports book win was basically offset by lower table games win. The increase in slot win and race and sports book win is a result of higher win percentages and higher volume in both gaming segments for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006. Table games revenue for the third quarter of 2007 was approximately $1.8 million lower than the table games revenue for the third quarter of 2006. Certain high worth table game patrons who gambled in the third quarter of 2006 did not return in 2007.

The Casino operating department margin was 24.5% for the quarter ended September 30, 2007. The operating department margin was lower than the quarter ended September 30, 2006 primarily due to higher marketing expenses for the quarter ended September 30, 2007.

Rooms

For the quarter ended September 30, 2007, room revenue was $24.8 million, an increase of $3.0 million from the quarter ended September 30, 2006. The increase is primarily attributable to an increase in the average daily room rate for the quarter ended September 30, 2006 compared to the average daily room rate for the quarter ended September 30, 2007.

The Room operating department margin was 67.4% for the three months ended September 30, 2007 compared to 64.3% for the three months ended September 30, 2006. The increased efficiency was primarily due to higher revenues compared to stable expenses.

Food and Beverage

Food and Beverage revenue for the quarter ended September 30, 2007 was $17.9 million compared to $16.7 million for the quarter ended September 30, 2006 - an increase of $ 1.3 million or 7.5%. The increase in revenue was primarily due to increased revenue in banquets and catering, in our high-end Asian restaurant and at a newly opened deli. The operating margins were relatively unchanged with an operating margin of 25.9% for the quarter ended September 30, 2007 compared to an operating margin of 24.7% for the quarter ended September 30, 2006.

Other

Other Revenue includes retail sales, entertainment sales and miscellaneous income. Other Revenue was approximately $6.0 million for the quarter ended September 30, 2007 or $0.8 million less than Other Revenue reported for the quarter ended September 30, 2006. Entertainment revenue was higher for the third quarter of 2006 compared to the third quarter of 2007 because of more scheduled performances from headliner entertainment during 2006.

Operating Cost and Expense Information

The breakdown of the Property’s operating costs and expenses is as follows (dollars in thousands):

	Three Months Ended September 30,
	2007	2006	Percent Change
Casino	$21,353	$20,562	4%
Rooms	8,084	7,789	4%
Food and beverage	13,329	12,588	6%
Other	3,944	5,349	(26)%
General and administrative	17,821	17,888	—
Depreciation and amortization	4,009	3,306	21%

Total	$68,540	$67,482	2%

Operating Expenses

Operating expenses (excluding depreciation and amortization) were flat for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006. Slight increases in all categories were offset by a decrease in other expenses. The decrease in other expenses is due to lower entertainment headliner fees caused by fewer performances in the quarter.

Depreciation and amortization increased from $3.3 million for the quarter ended September 30, 2006 to $4.0 million for the quarter ended September 30, 2007. The increase is primarily due to the additional expense associated with renovations completed during 2006 and the first quarter of 2007.

Interest Expense

For the three months ended September 30, 2007, interest expense totaled $5.1 million. For the three months ended September 30, 2006, interest expense totaled $5.2 million. The decrease of $0.1 million is due to the refinancing of the Archon Loan at a lower interest rate.

Comparison of the Nine Months Ended September 30, 2007 with the Nine Months Ended September 30, 2006

Summary Financial Information

The following table summarizes the Hotel’s results of operations (in thousands):

	Nine Months Ended September 30,
	2007	2006
Net revenues	$221,032	$217,369
Operating income	16,993	15,915
Net income/(loss)	2,380	(1,891)

Revenue Information

The breakdown of the Property’s net revenue is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2007	2006	Percent Change
Casino	$81,720	$81,050	1%
Rooms	85,456	78,704	9%
Food and beverage	56,662	55,059	3%
Other revenue	19,472	22,129	(12)%

	243,310	236,942	3%
Less: - promotional allowance	(22,278)	(19,573)	14%

Net revenues	$221,032	$217,369,	2%

Casino

Casino revenue increased $0.7 million, to $81.7 million for the nine months ended September 30, 2007, compared to $81.0 million for the nine months ended September 30, 2006. Higher slot revenue was offset by lower table games revenue. Slot revenue increased $5.0 million for the first nine months of 2007 compared to the first nine months of 2006. The increase in slot win was primarily due to an increase in slot hold percentage. Table games revenue decreased by $5.2 million for the first nine months of 2007 compared to the first nine months of 2006 primarily as a result of the company’s success with high end table game play in 2006.

The Casino operating department margin was 25.1% for the nine months ended September 30, 2007. The operating department margin was 27.7% for the nine months ended September 30, 2006. The decrease in casino operating margin is primarily due to higher promotional expenses and database marketing expenses in the first nine months of 2007 compared to the first nine months of 2006.

Rooms

For the first nine months ended September 30, 2007, room revenue was $85.4 million, an increase of $6.7 million from the first nine months ended September 30, 2006. The increase is primarily attributable to an increase in the average daily room rate for the nine months ended September 30, 2006 compared to the average daily room rate for the nine months ended September 30, 2007.

The room operating department margin increased from the nine months ended September 30, 2006 to the nine months ended September 30, 2007. The Room operating margin for the nine months ended September 30, 2007 was 71.3%; the room operating margin for the nine months ended September 30, 2006 was 69.3%. The increase in operating margin was due to stable costs on higher revenues.

Food and Beverage

Food and Beverage revenue for the nine months ended September 30, 2007 was $56.7 million compared to $55.1 million for the nine months ended September 30, 2006. The operating margin of 27.8% for the first nine months of 2007 was slightly improved from the operating margin of 26.1% for the nine months of 2006. The increase in operating margin was due to stable costs compared to higher revenues.

Other

Other Revenue includes retail sales, entertainment sales and miscellaneous income. Other Revenue was approximately $19.5 million for the nine months ended September 30, 2007 or $2.7 million less than Other Revenue reported for the nine months ended September 30, 2006. Entertainment revenue was higher for the first three quarters of 2006 compared to the first three quarters of 2007 because of more scheduled performances from headliner entertainment.

Operating Cost and Expense Information

The breakdown of the Property’s operating costs and expenses is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2007	2006	Percent Change
Casino	$61,239	$58,586	5%
Rooms	24,550	24,156	2%
Food and beverage	40,896	40,685	1%
Other expense	12,500	15,990	(22)%
General and administrative	53,128	52,501	1%
Depreciation and amortization	11,726	9,536	23%

Total	$204,039	$201,454	1%

Operating Expenses

Operating expenses (other than depreciation and amortization) were flat for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The $3.5 million decrease in other expense was due to lower entertainment headliner fees caused by fewer performances in the nine-month period ended September 30, 2007. The lower other expense was offset by higher casino expenses primarily from higher promotional expense.

Depreciation and amortization increased from $9.5 million for the first nine months of 2006 to $11.7 million for the first half of 2007. The increase is primarily due to the additional expense associated with renovations completed during 2006 and 2007.

Interest Expense

For the nine months ended September 30, 2007, interest expense totaled $14.6 million. For the nine months ended September 30, 2006, interest expense totaled $17.8 million. The decrease of $3.2 million is due to the refinancing of the Archon Loan at a lower interest rate.

Liquidity and Capital Resources

Cash flows of the Company for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 consisted of the following:

Cash Flow - Operating Activities

Cash flow provided by operations was $13.0 million for the nine months ended September 30, 2007 compared to $5.0 million provided by operations for the nine months ended September 30, 2006. Accrued expenses increased $5.1 million for the nine months ended September 30, 2007. Accrued expenses were reduced by $4.0 million for the nine months ended September 30, 2006.

As of September 30, 2007, the Company had cash and equivalents of $25.8 million of which $8.2 million was cash in the casino used to fund daily operations. For the remainder of 2007, the Company expects to fund property operations, capital expenditures, and debt service requirements from existing cash balances, operating cash flow and new borrowings.

Cash Flows - Investing Activities

For the nine months ended September 30, 2007, $23.0 million of cash was used to fund investing activities of which $24.0 million was used for additions for property and equipment. For the nine months ended September 30, 2006, $24.0 million was used to fund investing activities of which $21.7 million of cash was used for additions to property and equipment.

Cash Flows - Financing Activities

For the nine months ended September 30, 2007, $12.8 million of new borrowings under the Term Loan were primarily used for the purchase of property and equipment. During the nine months ended September 30, 2006, the Archon Loan was refinanced with proceeds of $220 million dollars. The Archon Loan totaling $200 million was paid in full.

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

Contractual Obligations and Other Commitments

There have been no material changes to the table of contractual obligations presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 other than the new borrowings under the Term Loan previously discussed.

Off-Balance Sheet Arrangements

The Company is not currently subject to any off-balance sheet arrangements which it believes will have a material adverse impact on its financial condition.

Debt Instruments

The following table provides information about the Company’s long-term debt at September 30, 2007 amounts in thousands):

	Initial Maturity Date	Face Amount	Carrying Value	Estimated Fair Value
Term Loan	May 2008	$237,908	$237,908	$237,908

On May 11, 2006, the Company entered into the Term Loan. The Term Loan was for an initial principal amount of $209 million and for an initial term of two (2) years with three, one-year extensions. The Company has drawn an additional $29 million under the Term Loan. The Term Loan was subject to a $5.8 million holdback amount for deferred maintenance projects all of which has been released. The Term Loan is subject to future funding to a maximum of $250 million. Interest on the Term Loan accrues at a rate of one month LIBOR plus 2.9%. The Term Loan provides for no amortization during the term. The Term Loan is secured by a first priority deed of trust on the Property.

Pursuant to the terms of the Term Loan, the Company purchased an interest rate cap with a LIBOR strike rate of 5.75% for the first two years of the Term Loan and an interest cap with a LIBOR strike rate of 6.25% for any extension periods.

Proceeds of the Term Loan were used to extinguish the Archon Loan and for general working capital purposes.

Litigation Contingencies and Available Resources

In the normal course of business, the Company is subject to various litigation, claims and assessments. The Company is not currently a party to any material litigation and it is not aware of any material action, suit or proceedings against it that has been threatened by any person.

Critical Accounting Policies

A description of our critical accounting policies is included in Item 7 of our annual report on Form 10-K for the year ended December 31, 2006. There have been no material changes to these policies for the nine months ended September 30, 2007.

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

a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

The risk factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 have not materially changed as of September 30, 2007, except as follows:

An entity affiliated with Colony Capital has recently acquired Station Casinos, Inc., which owns and operates several hotel/casino properties in the Las Vegas metropolitan area and which are competitors of the Company. It is possible that Colony could, under certain circumstances, have an incentive to operate Station Casinos, Inc. to the competitive detriment of the Company. For example, Colony could direct an opportunity or an event to Station and not to the Company. As a result of Colony’s interest in the competing Las Vegas hotel/casino properties, a conflict of interest may be deemed to exist by reason of Colony’s access to information and business opportunities possibly useful to any or all of such hotel/casino properties.

ITEM 6.	EXHIBITS

EXHIBIT NUMBER

2.1	Purchase and Sale Agreement, dated as of December 24, 2003, by and among Colony Resorts LVH Acquisitions, LLC, LVH Corporation and Caesars Entertainment Corporation*

3.1	Articles of Organization, dated as of December 18, 2003, for Colony Resorts LVH Acquisitions, LLC*

3.2	Operating Agreement, dated as of December 22, 2003, for Colony Resorts LVH Acquisitions, LLC*

3.3	Amended and Restated Operating Agreement, dated June 18, 2004, for Colony Resorts LVH Acquisitions, LLC+

3.4	Amendment No. 1 to the Amended and Restated Operating Agreement, dated July 23, 2004, for Colony Resorts LVH Acquisitions, LLC****

3.5	Amendment to Articles of Organization, dated June 25, 2004, for Colony Resorts LVH Acquisitions, LLC******

10.1	Deposit Escrow Agreement, dated as of December 24, 2003, by and among LVH Corporation, Colony Resorts LVH Acquisitions, LLC and Nevada Title Company*

10.2	Coinvestment Transfer Restriction Agreement, dated June 18, 2004, by and among Mr. Barrack, Mr. Ribis, Co-Investment Partners and Coinvestment Voteco+

10.3	Transfer Restriction Agreement, dated June 18, 2004, by and among Mr. Barrack, Holdings and Voteco+

10.4	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Rodolfo Prieto*

10.5	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser*

10.6	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Kenneth Ciancimino*

10.7	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Rodolfo Prieto*

10.8	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser*

10.9	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Kenneth Ciancimino*

10.10	Employment Agreement, dated as of May 17, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Gonzalo De Varona.***

10.11	Employment Agreement, dated as of April 12, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Stewart.***

10.12	Vice Chairman Agreement, dated June 18, 2004, between Colony Resorts LVH Acquisitions, LLC and Nicholas L. Ribis.****

10.13	Colony Resorts LVH Acquisitions, LLC 2004 Incentive Plan****

10.14	Loan Agreement, dated June 18, 2004, by and between Colony Resorts LVH Acquisition, LLC and Archon Financial, L.P.+

10.15	Sale Right Agreement, dated June 18, 2004, by and among Colony Resorts LVH Acquisitions, LLC, Colony Resorts LVH Holdings, LLC, Colony Resorts LVH Coinvestment Voteco, LLC, Colony Resorts LVH Voteco, LLC and Colony Resorts LVH Co-Investment Partners, L.P.****

EXHIBIT NUMBER

10.16	Services Agreement, dated June 18, 2004, between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel and Casino, Inc.****

10.17	Joint Marketing Agreement, by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc.****

10.18	Joint Services Agreement, by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc.****

10.19	Employment Agreement, dated as of May 11, 2003, between LVH Corporation and Thomas Page.****

10.20	Addendum to Employment Agreement, dated as of June 22, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Thomas Page.****

10.21	Addendum to Employment Agreement, dated as of April 28, 2006, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser ++

10.22	Addendum to Employment Agreement, dated as of April 28, 2006, by and between Colony Resorts LVH Acquisitions, LLC and Ken Ciancimino ++

10.23	Loan Agreement dated as of May 11, 2006, between Colony Resorts LVH Acquisitions, LLC and Goldman Sachs Commercial Mortgage Capital, L.P. +++

10.24	First Amendment to the Colony Resorts LVH Acquisitions, LLC 2004 Incentive Plan ++++

10.25	Amended and Restated Joint Services Agreement, dated as of April 26, 2005 by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc. +++++

10.26	Amended and Restated Joint Marketing Agreement, dated as of April 26, 2006 by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc. +++++

10.27	Employment Agreement, dated as of October 15, 2007, by and between Colony Resorts LVH Acquisitions, LLC and Joseph DeRosa

14.1	Code of Ethics*******

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

METHOD OF FILING

*	Incorporated by reference to the Registrant’s Form 10, filed March 15, 2004 (File Number 0-50635).

**	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 10, filed April 26, 2004 (File Number 0-50635).

***	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Form 10, filed June 17, 2004 (File Number 0-50635).

+	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed June 28, 2004 (File Number 0-50635).

****	Incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to Form 10 filed August 13, 2004 (File Number 0-50635).

*****	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 23, 2004 (File Number 0-50635).

******	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q/A filed September 9, 2004 (File Number 0-50635).

******	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed November 15, 2004 (File Number 0-50635).

*******	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 31, 2004 (File Number 000-50635)

++	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 14, 2006.

+++	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed May 19, 2006.

++++	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed November 14, 2006

+++++	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 30, 2007 (File Number 000-50635)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONY RESORTS LVH ACQUISITIONS, LLC

Date: November 13, 2007	By:	/s/ Rodolfo Prieto
Rodolfo Prieto
Chief Executive Officer and General Manager

Date: November 13, 2007	By:	/s/ Robert Schaffhauser
Robert Schaffhauser
Executive Vice President of Finance