Form 10-K
period 2007-12-31
COLONY RESORTS LVH ACQUISITIONS LLC
filed 2008-03-13
CIK 1282607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐

Non-accelerated filer  ☒    (Do not check if a smaller reporting company)    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of voting and non-voting stock held by non-affiliates of Colony Resorts LVH Acquisitions, LLC as of March 6, 2008 was $0. As of March 6, 2008, there were 1.5 Class A Membership Units outstanding and there were 1,500,000 Class B Membership Units outstanding.

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

The Company does not have any subsidiaries.

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

The Hotel

The 30-story Las Vegas Hilton hotel tower has been a Hilton-branded hotel for over thirty-six years. The Hotel consists of approximately 2,650 standard rooms and 300 suites with the standard rooms ranging from 300 square feet to 500 square feet and suites beginning at 600 square feet. Other services offered to the guests include a business center, a spa and health club, 24-hour room service and in-room high-speed data ports.

The Casino

The Casino features an approximately 74,000 square feet gaming area with approximately 1,279 slot machines and approximately 61 table games. The Casino offers customers the latest slot machine games such as “Pick a Pair Poker™”, “Monopoly™”, “Sopranos™”, “Top Gun™”, “Wizard of Oz™” and “Wheel of Fortune™” under applicable agreements with the manufacturers of such slot machines. The Casino’s approximately 61 table games include the traditional games of blackjack, craps, poker, roulette, pai gow poker, baccarat and mini-baccarat.

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

Restaurants

The Hotel features twelve dining options with seating for approximately 1,582 customers, including the Benihana Village. The Hotel has six fine dining options with approximately 626 seats and six casual dining restaurants with approximately 956 seats. All the restaurants are owned or franchised by the Hotel, with the exception of Quark’s Restaurant which is leased.

Entertainment

Show venues at the Hotel include the 1,600-seat Hilton Theater, the 300-seat Shimmer Cabaret and ‘Star Trek: The Experience’. The Hilton Theater has great historical relevance and has hosted performances by Elvis Presley, who performed at the Hotel from 1969 to 1976, and featured 23 performance weeks by Barry Manilow in 2007. In addition, the Hilton Theater hosted 15 different headliners in 2007. The Hotel also hosts ‘Star Trek: The Experience’, an approximately 65,000 square foot attraction featuring motion-based simulation rides, interactive video and virtual reality stations, dining and souvenir shops. This attraction was developed in collaboration with Paramount, a wholly-owned subsidiary of Cedar Fair, L.P.

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

Other Amenities

Other amenities offered by the Hotel include an outdoor pool and recreation area with individual cabanas, an indoor/outdoor spa, fitness room, six tennis courts, three temperature spas, dry and wet sauna, the Cabana Bar and the Cabana Shop. Additionally, the Hotel has a Sports Zone Video Arcade, a wedding chapel, and a retail area.

Business Strategy

The Company’s business strategy includes:

Capital Improvement Program. The Company has made significant capital improvements in the Hotel and Casino and continues to make additional investments as part of its overall capital improvement program (the “Program”). The most important elements of the Program include the renovation and remodeling of the casino, the hotel lobby, the porte cochere, the Hilton Theater, the SuperBook®, the 24 hour casual dining restaurant and 57 suites. Management believes these changes will provide incentive for visitors to stay in the Casino longer and increase the number of visitors to the Hotel. In addition to the Program, the Company renovated approximately 916 standard hotel rooms in 2007 and plans to renovate another 201 standard hotel rooms in 2008. The Company acquired 195 new slot machines in 2007 and plans to acquire approximately 160 new slot machines in 2008.

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

Targeted Customer Base. The Company targets high margin repeat gaming customers, and uses sophisticated player tracking systems to award cash rebates or promotional allowances, such as complimentary rooms, food, beverage and entertainment to guests based on their level of profitability to the Company.

Invest in State-of-the-Art Slot Machines. The Company is committed to offering its customers the latest themed slot machines and gaming technology. Since acquiring the Hotel in June of 2004, the Company has purchased approximately 823 state-of-the-art slot machines and plans to purchase another 160 slot machines in 2008. The Company will continue to focus on the continued acquisition of new slot product as it believes it is critical to retaining mid-level slot players who the Company believes are more knowledgeable and sophisticated than players in other gaming segments.

The Las Vegas Market

Las Vegas is the largest gaming market in the United States and is also one of the fastest growing leisure, lodging and entertainment markets in the country. Las Vegas hotel occupancy rates are among the highest of any major market in the United States. According to the Las Vegas Convention and Visitors Authority (the “LVCVA”), the number of visitors traveling to Las Vegas has increased at a steady and significant rate for the last eleven years from 29.6 million visitors in 1996 to 39.2 million visitors in 2007. The LVCVA management believes that the growth in the Las Vegas market has been enhanced by a dedicated program of the LVCVA and major Las Vegas hotels to promote Las Vegas as an exciting vacation and convention site, most recently through its highly successful “What happens in Vegas stays in Vegas” advertising campaign. In February of 2006, the LVCVA announced plans for a $737 million expansion and renovation that will give a facelift to the 46 year old Las Vegas Convention Center and add approximately 255,000 square-feet of meeting space, create 3,200 new parking spaces, install a police station and build a concourse linking three buildings now joined by outdoor walkways. Construction began in 2007 and is scheduled to be completed by 2010. The increased capacity of McCarran International Airport and the introduction of large, themed destination resorts in Las Vegas continue to support the growth rate.

Although visitation, demand and expectations may be impacted by international and domestic events and other factors and conditions, the Company expects hotel occupancy rates in Las Vegas to remain high as a result of the sustained growth in the number of visitors traveling to Las Vegas, despite several major hotel/casino expansions.

Las Vegas as a Trade Show, Convention and Meeting Destination

In 2007, according to the LVCVA, Las Vegas hosted approximately 24,000 trade shows. In 2007, the number of trade show and convention attendees was approximately 6.2 million and the amount spent by trade show and convention attendees was approximately $8.4 billion.

Trade shows are held for the purpose of getting sellers and buyers of products or services together in order to conduct business. Trade shows differ from conventions in that trade shows typically require substantial amounts of space for exhibition purposes and participant circulation. Conventions generally are gatherings of companies or groups that require space for breakout meetings and general meetings of the overall group. Las Vegas offers trade shows and conventions a unique infrastructure for handling the world’s largest shows, including the concentration of approximately 133,000 hotel rooms, three convention centers (the Sands Expo Center, Mandalay Bay Convention Center, and the Las Vegas Convention Center) with a total of approximately 6.9 million square feet of convention and exhibition space, convenient air service from major cities throughout the United States and other countries, and significant entertainment attractions. In addition to the three convention centers described above, the MGM Grand Hotel and Casino has a conference and meeting facility of approximately 300,000 gross square feet, and the Mirage has 100,000 gross square feet of meeting space. Mandalay Bay opened its 1.8 million square foot convention center during January 2003.

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

Expanding Hotel Market

During 2007, Las Vegas was among the most popular vacation destinations in the United States. Las Vegas has experienced a period of rapid hotel development with the number of hotel and motel rooms in Las Vegas increasing from approximately 86,000 in 1993 to approximately 133,000 in 2007, according to the LVCVA. The LVCVA predicts Las Vegas will add 9,000 hotel rooms in 2008 and by 2012 will have approximately 180,000 rooms. The Company expects that the concentration of quality themed casino hotels and resorts will increase visitor interest in Las Vegas as a business event and vacation destination, and, as a result, increase overall demand for hotel rooms, gaming and entertainment.

Growth of Las Vegas Retail Sector and Non-Gaming Revenue Expenditures

In order to draw additional visitors, an increasing number of destination resorts are developing non-gaming entertainment to complement their gaming activities. According to the LVCVA, gaming revenues in Clark County were approximately $10.9 billion in 2007 and non-gaming revenues were $8.4 billion. Non-gaming revenue increased 3.3% over 2006. The newer, large themed Las Vegas destination resorts have been designed to capitalize on this growth by providing better quality hotel rooms at higher rates and by providing expanded shopping, dining and entertainment opportunities to their patrons in addition to gaming.

Infrastructure Improvement

Clark County and metropolitan Las Vegas have completed several infrastructure improvements to accommodate the increase in travel to Las Vegas by all modes of transportation. According to the LVCVA, in 2006 (last full year for which data is available) visitors to Las Vegas arrived by the following methods of transportation: 47% by air and 53% by auto, recreational vehicle or bus.

McCarran International Airport Expansion

During the past five years, McCarran International Airport has been expanded to accommodate an increased number of airlines and passengers. The number of passengers traveling through McCarran International Airport has increased from approximately 36.3 million in 2003 to 47.7 million in 2007. Long-term expansion plans for McCarran International Airport provide for an additional runway, terminal concourse expansions, a new control tower and other facilities and are expected to be completed by 2010.

Customer Segmentation

The Company focuses its marketing efforts primarily on the convention segment, the mid-level casino segment and the leisure and tour and travel segment.

The convention business is the number one market segment for the Hotel, contributing approximately 39% total room nights in 2007. The Hotel’s prominent location next to the Las Vegas Convention Center allows it to effectively target large convention groups, thereby increasing mid-week demand for available room nights.

The Casino customers accounted for approximately 23% of total room nights in 2007. Because of the gaming profiles of these customers, this segment represents the second most important market from a room night perspective for the Hotel after the convention business. The Hotel uses a reward program to track casino customers’ play and provides comps based on historical levels of play.

The leisure customers accounted for approximately 35% of the Hotel’s total room nights in 2007. Leisure customers are attracted to the Hotel due to the property’s Strip-like environment and extensive amenities offered at a more affordable and attractive cost relative to Strip properties. Within the leisure segment, the Hotel caters to the free and independent traveler leisure segment, tour and travel segment and package customers. The Hotel targets the leisure segment through added value packages, promotional discounts, and tour and travel operators. The tour and travel segment is primarily used to increase occupancy during off-peak and low seasons.

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

Advertising Strategy

In conjunction with the evolution of the overall image campaign and with a focus on major entertainment engagements (Barry Manilow, Brooks & Dunn and others), the property plans to develop compelling advertising campaigns utilizing print, outdoor and broadcast with an increased emphasis on local cable television, local bus wraps and Vista Vision (in room television advertising at most Las Vegas hotel properties.) The Company’s media strategy will include expanded reach and frequency of media buys to include increased outdoor presence, traffic radio and cable television. The internet is increasingly being used to promote the Hotel through advertising on major internet sites and search engine optimization to ensure customer traffic is directed to the Hotel’s website.

Competition

The Hotel is located less than one mile east of the Strip and competes with other high-quality Las Vegas resorts and other Las Vegas hotel casinos, including those located on the Strip, on the basis of overall atmosphere, range of amenities, price, location, entertainment offered, theme and size. Currently, there are approximately 28 major gaming properties located on or near the Strip, thirteen additional major gaming properties in the downtown area and additional gaming properties located in other areas of Las Vegas. Many of the competing properties, such as the Rio, Wynn Resorts, Mandalay Bay, Paris, The Venetian, The Mirage, Treasure Island, Caesar’s Palace, Luxor, New York-New York, Bellagio, Planet Hollywood, the Palms and the MGM Grand have themes and attractions which draw a significant number of visitors and directly compete with the Hotel’s operations. Some of these facilities are operated by companies that have more than one operating facility and may have greater name recognition and financial and marketing resources than the Hotel and market to the same target demographic group as the Hotel does. Furthermore, additional hotel casinos, containing a significant number of hotel rooms, are expected to open in Las Vegas within the coming years. There can be no assurance that the Las Vegas market will continue to grow or that hotel casino resorts will continue to be popular. A decline or leveling off of the growth or popularity of such facilities could result in reduced casino and hotel revenues.

To a lesser extent, the Hotel competes with hotel casinos in the Mesquite, Laughlin, Reno and Lake Tahoe areas of Nevada, and in a growing number of states across the country that have legalized gaming. The Hotel also competes with state-sponsored lotteries, on and off-track wagering, card parlors, riverboat and Native American gaming ventures, and other forms of legalized gaming in the United States, as well as with gaming on cruise ships, internet gaming ventures and international gaming operations. In 1998, California enacted the Tribal Government Gaming and Economic Self-Sufficiency Act (the “Tribal Act”). The Tribal Act provides a mechanism for federally recognized Native American tribes to conduct certain types of gaming on their land. The California electorate approved Proposition 1A on March 7, 2000. Proposition 1A gives all California Indian tribes the right to operate a limited number of certain kinds of gaming machines and other forms of casino wagering on California Indian reservations. Continued proliferation of gaming activities permitted by Proposition 1A may materially reduce casino and hotel revenues in Nevada generally and at the Hotel. The Company is unable, however, to assess the magnitude of the impact on its business.

Employees

As of March 1, 2008, the Company had approximately 2,954 active employees.

The Company recognizes that the Hotel’s employees are critical to its success and has fostered a productive work culture. Employees are offered competitive salaries and a benefits package that includes medical and dental coverage.

The Company believes that it has a good working relationship with both its union and non-union work force. Labor unions represent approximately 67% of the work force at the Hotel with labor agreement terms ranging from one year to five years. Approximately 9% of the labor workforce is covered by collective bargaining agreements that have either expired or will expire within one year. The Company anticipates that these agreements will be renewed.

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

An independent environmental consultant performed a Phase I environmental site assessment in accordance with American Society for Testing and Materials (“ASTM”) standards on the Las Vegas Hilton property in December 2003. This assessment involved visual inspection, interviews with site personnel, review of certain publicly available records, and preparation of a written report. The assessment did not include any testing of soil or groundwater at the property. According to certain historical data integrated into the Phase I report, in 2000 it was discovered that there is a plume of tetrachloroethylene (“PCE”) in the groundwater and the property was listed as a leaking underground storage tank site. The Phase I report states that levels of PCE and total petroleum hydrocarbons in the groundwater beneath the property in 2000 exceeded certain limits allowed under a National Pollutant Discharge Elimination System permit. The Phase I report indicates that the allowable levels have been exceeded in the past and a treatment system is needed to ensure compliance with applicable requirements. The Phase I report also identified asbestos-containing materials at the Hotel. The Company expects to manage these materials pursuant to an operations and maintenance program.

On July 7, 2005, the Nevada Division of Environmental Protection (“NDEP”) requested the Company install three monitoring wells to monitor and evaluate the source of PCE in the groundwater flowing beneath the Hotel. The Company engaged an independent consultant, which provided quarterly Discharge Monitoring Reports to NDEP. The independent consultant completed its Environmental Investigation Reports on November 30, 2006 and February 28, 2007, which concluded that the PCE originates from an off-site source, near the southwest corner of the Hotel. On September 14, 2007 NDEP determined that the Company is no longer required to conduct an additional investigation of the source and extent of PCE in groundwater and closed its investigation as it relates to the Hotel.

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

On June 17, 2004, the Nevada Gaming Commission issued an order of registration of the Company (the “Final Order”). The Final Order was amended on June 22, 2006 in conjunction with the transfer of certain Class A Membership Units to WH/LVH Managers Voteco, LLC, and was again amended on November 16, 2006 in conjunction with the transfer of certain Class A and Class B Membership Units to Nicholas L. Ribis. The Final Order (1) prohibits the current holders of the Company’s Membership Units or their respective affiliates from selling, assigning, transferring, pledging or otherwise disposing of Membership Units or any other security convertible into or exchangeable for Class A Units or Class B Units, without the prior approval of the Nevada Gaming Commission and (2) prohibits the Company from declaring cash dividends or distributions on any class of membership unit of the Company beneficially owned in whole or in part by Holdings, Co-Investment Partners, Voteco, Coinvestment Voteco, WH/LVH Managers Voteco, LLC, Nicholas L. Ribis, or their respective affiliates, without the prior approval of the Nevada Gaming Commission. The Final Order sets forth a description of the Company and its affiliates and intermediary companies and the various gaming licenses and approvals obtained by those entities together with certain conditions and limitations pertaining to the licenses and approvals.

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

ITEM 1A.— RISK FACTORS

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

Given that the Company’s operation is conducted at one property in Las Vegas, the Company is subject to greater degrees of risk than a gaming company with more operating properties in more markets. The risks to which the Company will have a greater degree of exposure include the following:

•	local economic and competitive conditions;

•	decline in air passenger traffic due to higher ticket costs or fears concerning air travel;

•	changes in local and state governmental laws and regulations, including gaming law, taxes and regulations;

•	natural and other disasters, including outbreaks of infectious diseases;

•

an increase in the cost of electrical power for the Hotel as a result of, among other things, power shortages in California or other western states with which Nevada shares a single regional power grid; and

•	a decline in the number of visitors to Las Vegas.

The Company’s substantial debt could impair its financial condition, results of operations or cash flows.

The Company has substantial debt service obligations. As of December 31, 2007, the Company has a long-term term loan of $244 million secured by substantially all the assets of the property.

This substantial indebtedness could have important consequences to the Company. For example, it could:

•	make it more difficult for the Company to satisfy its debt obligations;

•	increase the Company’s vulnerability to general adverse economic and industry conditions;

•	impair the Company’s ability to obtain additional financing in the future for working capital needs, capital expenditures, development projects, acquisitions or general corporate purposes;

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

The hotel, resort and casino business in Las Vegas is highly competitive. The Hotel competes with a large number of major hotel-casinos and a number of smaller casinos located on and near the Las Vegas Strip and in and near Las Vegas. Competitors of the Hotel include all of the other hotel-casino facilities in Las Vegas. The Company also competes, to some extent, with other hotel-casino facilities in Nevada and in Atlantic City, as well as hotel-casinos and other resort facilities and vacation destinations elsewhere in the United States. Many of the Company’s competitors are subsidiaries or divisions of large public companies and may have greater financial and other resources than the Company. In particular, the merger of Mandalay Resort Group with MGM MIRAGE and the acquisition of Caesar’s Entertainment Inc. by Harrah’s Entertainment, Inc. created the world’s two largest gaming companies.

According to the LVCVA, there were approximately 133,000 hotel and motel rooms in Las Vegas as of December 31, 2007. Various competitors on the Las Vegas Strip are expanding and renovating their existing facilities. For example, Wynn Resorts Limited is constructing, Encore, a second hotel casino located adjacent to Wynn Las Vegas, which is expected to include approximately 2,000 rooms, consisting of approximately 150 suites and approximately 1,850 guest rooms and additional casino, retail and convention space that is expected to open in the second half of 2008. In January 2008, Las Vegas Sands opened The Palazzo adjacent to The Venetian. The Palazzo consists of 3,025 suites, a gaming facility of approximately 105,000 square feet and a 450,000 square foot mall that includes dining, entertainment and approximately 80 high-end to mid-end retailers. MGM MIRAGE is also developing and building a multi-billion dollar urban complex known as Project CityCenter consisting of hotels and condominium towers, and casino and retail, dining and entertainment venues. The first phase of Project CityCenter, is expected to open in 2009. Boyd Gaming Corporation also plans to develop Echelon Place, a four hotel complex occupying 63 acres on the Las Vegas Strip and containing 5,300 guest rooms and suites. The development is scheduled to open in 2010. A newly formed company, Fontainebleau Resorts, plans to build a 4,000-room hotel and casino on the north end of the Las Vegas Strip. This project is expected to open in 2009. If demand for hotel rooms does not keep up with the increase in the number of hotel rooms, competitive pressures may cause reductions in average room rates.

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

The Company’s gaming operations and the ownership of the Company’s securities are subject to extensive regulation by the Nevada Gaming Authorities. These gaming authorities have broad authority with respect to licensing and registration of our business entities and individuals investing in or otherwise involved with the Company.

Although the Company currently holds gaming licenses issued by the Nevada Gaming Authorities, these authorities may, among other things, revoke the gaming license of any entity or the registration of a registered corporation or any entity registered as a holding company of a licensee for violations of gaming regulations.

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

The Company extends credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. For the year ended December 31, 2007, the table games drop at the Hotel was approximately 26.7% from credit-based guest wagering. The default rate on credit extended to the Hotels table gaming customers was less than one tenth of one percent of the total amount of credit issued since the Hotel was acquired. However, economic conditions in the United States and elsewhere could cause this default rate to significantly increase.

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

The Company is controlled by entities that may have conflicts of interest with us.

The majority of the Company’s voting equity is controlled by investment funds affiliated with Colony Capital, LLC and its subsidiaries. Colony Capital is a global real estate investment firm and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Colony Capital, through its subsidiaries and investment funds currently owns and operates casinos and/or casino-hotels in Atlantic City, New Jersey and Tunica, Mississippi. In addition, on November 7, 2007, Colony Capital completed a merger transaction with the management and certain shareholders of Station Casinos, Inc. Station Casinos owns and operates 14 casinos in the Las Vegas metropolitan area.

On April 23, 2007 Whitehall Street Real Estate Funds, an affiliate of WH/LVH Managers Voteco a minority owner of the Company’s Class A Units, entered into an agreement to purchase American Entertainment Properties. American Entertainment Properties owns three casino/hotels in Las Vegas and one casino/hotel in Laughlin, Nevada.

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

The Company’s license agreement with Hilton Inns, Inc. expires on December 31, 2008.

The Company currently operates under a license agreement with Hilton Inns, Inc. The license agreement gives the Company the right to use the mark “Hilton”, is a part of Hilton’s reservation system and participates in Hilton’s “HHonors Program™” among other things. The license agreement expires on December 31, 2008. If the license agreement is not extended, the Company may realize lower occupancy levels and average daily hotel rates and incur significant, additional expenses to “re-brand” the hotel.

The Company intends to seek an extension of the license agreement with Hilton Inns, Inc.

ITEM 1B.— UNRESOLVED STAFF COMMENTS

None

ITEM 2.—THE PROPERTIES

The Company owns and operates the Las Vegas Hilton, a casino resort located in Las Vegas, Nevada.

The Hotel is located one block east of the Las Vegas Strip (the “Strip”) on approximately fifty-nine acres of land between Paradise Road and Joe W. Brown Drive adjacent to the Las Vegas Convention Center. It has approximately 2,950 hotel rooms, an approximately 74,000 square feet casino with approximately 61 table games and 1,279 slot machines, a race and sports book, 12 restaurants, approximately 4,800 parking spaces, approximately 200,000 square feet of meeting/convention space, a 1,600-seat showroom, a 300 seat cabaret theater, retail outlets, a wedding chapel, an outdoor pool and a spa and health club.

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

Holders

As of December 31, 2007, the Company had four holders of record of its Class A Membership Units and three holders of record of its Class B Membership Units.

Securities Issued Under Equity Compensation Plans

The following table provides information as of December 31, 2007, regarding the number of Membership Units that may be issued under the Company’s 2004 Incentive Plan.

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

Distributions

The Company has never paid any distributions on its Membership Units. The Credit Agreement governing the new Term Loan, as well as the gaming approvals granted by the Nevada Gaming Authorities, contain restrictions on the payment of dividends or other distributions by the Company.

Purchases of Equity Securities by the Company

During the year ended December 31, 2007, the Company did not repurchase any units of its common equity, either as part of a publicly announced plan or program or otherwise. No publicly announced plans or programs are currently in place under which the Company may purchase shares of its common equity.

ITEM 6.—SELECTED FINANCIAL DATA

The historical selected financial data of the Company set forth below should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2007, 2006 and 2005, and the balance sheet data at December 31, 2007 and 2006 of the Company are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Annual Report on Form 10-K.

	Years Ended or as of December 31,
	2007	2006	2005
	(dollars in thousands)
Results of Operations:
Net revenues	$296,725	$290,306	$252,890
Operating expenses (excluding depreciation)	257,611	259,671	230,558
Depreciation	17,572	13,337	10,058
Total operating income	21,542	17,298	12,274
Interest expense, net	(19,534)	(22,405)	(20,873)
Net Income (Loss)	2,008	(5,107)	(8,599)
Balance Sheet:
Total assets	411,808	393,930	369,699
Long term debt	244,279	225,096	200,000
Total liabilities	290,372	275,843	249,053
Members’ equity	61,436	58,087	60,646

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

Summary Financial Results

The Hotel offers hotel, gaming, dining, entertainment, retail and spa amenities at one location in Las Vegas and under one operating segment. Approximately 34% of the Hotel’s gross revenue is derived from gaming and an equal percentage (34%) is derived from room revenue. Room revenue is significant because of the Hotel’s location next to the Las Vegas Convention Center and its related emphasis on the group, convention and trade show business.

The following table summarizes the Hotel’s results of operations (in thousands):

	2007	2006	2005
Net revenues	$296,725	$290,306	$252,890
Operating income	$21,542	$17,298	$12,274
Net Income (Loss)	$2,008	$(5,107)	$(8,599)

Comparison of the Year Ended December 31, 2007 with the Year Ended December 31, 2006

Revenue Information

The breakdown of the Property’s net revenue is as follows (dollars in thousands):

	Year Ended December 31,
	2007	2006	Percent Change
Casino	$111,770	$111,004	0.7%
Rooms	112,482	102,867	9.3%
Food and beverage	75,603	73,409	3.0%
Other	27,641	29,720	(7.0)%

	327,496	317,000	3.3%
Less – Promotional Allowances	(30,771)	(26,694)	15.3%

Net revenue	$296,725	$290,306	2.2%

Net revenue for the year ended December 31, 2007 was $296.7 million, representing an increase of $6.4 million or 2.2% when compared with $290.3 million of net revenues during 2006. The increase in net revenue was due to: (1) an increase in casino revenue of $0.8 million due to increased slot revenue, and race and sportsbook revenue offset by a decrease in table games revenue, (2) an increase in room revenue of $9.6 million primarily as a result of an increase in the average daily hotel room rates, (3) an increase in food and beverage revenue of $2.2 million due primarily to price increases, and (3) a decrease in other revenue of $2.1 million primarily as a result of decreased entertainment sales.

In 2007, table games volume decreased approximately 17% and slot handle increased approximately 2%. Table games volume decreased primarily due to fierce competition in the Las Vegas market for quality table games players. Higher credit limits, longer payment terms and increased player incentives offered at multi-location competitors, if matched, would make table game revenue highly volatile and possibly unprofitable. Slot handle increased due to more frequent and robust casino marketing programs, additional slot machines and a favorable mix of game type.

The Company’s casino operating margin decreased to 25.9% for the year ended December 31, 2007 compared to 27.8% for the year ended December 31, 2006. The decrease in casino margin was primarily attributable to the decrease in table games revenue and an increase in casino marketing expenses. The Company anticipates that competition for gamers will continue to be a challenge in 2008. The Company will focus on their current loyalty marketing, high conventioneer hotel occupancy, the Hilton affiliation and enhanced promotional incentives to maintain and increase casino market share.

The Hotel maintained an average daily room rate of $119 in 2007 as compared to $107 in 2006. Room revenues during 2007 were $112.5 million, representing an increase of $9.6 million or 9.3% when compared to $102.9 million during 2006. The increase in room revenue was primarily the result of an increase in the average daily room rate. Convention traffic continues to be the mainstay of the Hotel’s occupied room nights accounting for 39% of occupied rooms in 2007. Operating margins increased to 70.9% in 2007 as compared to 68.8% in 2006. The increase in operating margins was due to higher revenue compared to static costs.

Food and beverage revenues were $75.6 million during 2007, representing an increase of $2.2 million or 3.0% compared to $73.4 million for 2006. The increase in food and beverage revenue was primarily due to increased menu prices.

The Hotel’s food and beverage operating margin for the year ended December 31, 2007 was 28.3% compared to 26.1% for the year ended December 31, 2006. This increase in margin was due to increased revenues compared to static costs.

Other revenues include retail sales, entertainment sales and miscellaneous income at the Hotel. Other revenue decreased $2.1 million or 7.0% in 2007 from $29.7 million in 2006. The decrease is attributable to a decrease in entertainment’s sales due to fewer performances by headliners.

Operating Cost and Expense Information

Fluctuations in the Hotel’s operating costs and expenses are generally based upon the change in volume of guests staying in the Hotel and utilizing the Hotel’s amenities, including the casino, food and beverage, spa and retail outlets.

The breakdown of operating costs and expenses is as follows (dollars in thousands)

	Year Ended December 31,
	2007	2006	Percent Change
Casino	$82,771	$80,194	3.2%
Rooms	32,712	32,136	1.8%
Food and beverage	54,224	54,246	—
Other	17,284	19,812	(12.8)%
General and administrative	70,620	73,283	(3.6)%
Depreciation	17,572	13,337	31.8%

Total	$275,183	$273,008	0.8%

Operating costs and expenses increased $2.2 million, or 0.8%, to $275.2 million for the year ended December 31, 2007 compared to $273.0 million for the year ended December 31, 2006. The increase was primarily attributable to increased business volumes at the Hotel and, in particular, year-to-year depreciation and wage and benefit increases.

Casino

The increase in casino expense is primarily related to an increase in the volume of gaming activity. Increases in promotional spending was required to maintain gaming volume.

Rooms

Operating expense for the Hotel’s room department was relatively flat year-to-year with operating efficiencies offsetting wage and benefit increases.

Food and Beverage

Operating expense for the Hotel’s food and beverage was relatively flat year-to-year. Slight labor and benefits increases were offset by decreases in operating supplies.

Other

Other operating expenses decreased approximately $2.5 million, or 12.8%, for the year ended December 31, 2007. The decrease is primarily attributable to decreases in entertainment expenses. Fewer performances of Manilow, Music and Passion and non-resident headliners yielded less artists’ fees which are included in other expenses.

General and Administrative

General and administrative expenses decreased $2.7 million or 3.6% to $70.6 million for the year ended December 31, 2007. The decrease was attributed to a decrease in the amortization of stock option expense, lower fees paid to an affiliate for common management expenses and a decrease in general liability insurance and workers compensation. During the year ended December 31, 2007 there was six months of amortization of stock option expense in accordance with FAS 123(R). During the year ended December 31, 2006 there was 12 months of amortization of stock option expense.

Depreciation and Amortization

The increase in depreciation expense in 2007 versus 2006 is primarily a result of the continued capitalized expenses related to the ongoing renovation of the property. Approximately one-third of the hotel rooms were renovated in 2006 and placed in service at the end of the year. A full year’s depreciation of these rooms are included in the 2007 expenses.

Interest (Income) Expense

The following table summarizes information related to the Company’s interest expense on long-term debt and interest income during the year ended December 31, 2007 (in thousands, except percentages):

Interest expense	$20,397
Interest income	(863)

Interest expense, net	$19,534

Cash paid for interest	$17,806
Average total debt balance	$235,591
Weighted average interest rate	8.30%

Interest expense includes $2.6 million of amortization related to deferred financing costs and $608,000 reflecting the change in the value of the interest rate cap. Approximately $764,000 of interest was capitalized during 2007.

Net Income (Loss)

The Hotel recorded net income of $2.0 million for the year ended December 31, 2007, compared with a net loss of $5.1 million for the year ended December 31, 2006.

The $7.1 million increase in the net income is attributed to the improvement of operating income offset by the decrease in interest expense. A reconciliation follows (in thousands):

2006 Net Loss	$(5,107)
Improvement in 2007 Operating Income	4,244
Decrease in 2007 Interest, net	1,553
Reduction of loss on extinguishment of debt 2007 Net Income	1,318

2007 Net Income	$2,008

Comparison of the Year Ended December 31, 2006 with the Year Ended December 31, 2005

Revenue Information

The breakdown of the Property’s net revenue is as follows (dollars in thousands):

	Year Ended December 31,
	2006	2005	Percent Change
Casino	$111,004	$89,877	23.5%
Rooms	102,867	97,725	5.3%
Food and beverage	73,409	66,794	9.9%
Other	29,720	24,367	22.0%

	317,000	278,763	13.7%
Less – Promotional Allowances	(26,694)	(25,873)	3.2%

Net revenue	$290,306	$252,890	14.8%

Net revenue for the year ended December 31, 2006 was $290.3 million, representing an increase of $37.4 million or 14.8% when compared with $252.9 million of net revenues during 2005. The increase in net revenue was due to: (1) an increase in casino revenue of $21.1 million due to increased slot revenue, table games revenue and race and sportsbook revenue, (2) an increase in room revenue of $5.1 million primarily as a result of an increase in the average daily hotel room rates, (3) an increase in food and beverage revenue of $6.6 million due primarily to price increases, and (3) an increase in other revenue of $5.4 million primarily as a result of increased entertainment sales.

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

The Hotel maintained an average daily room rate of $107 in 2006 as compared to $100 in 2005. Room revenues during 2006 were $102.9 million, representing an increase of $5.1 million or 5.3% when compared to $97.7 million during 2005. The increase in room revenue was the result of an increase in the average daily room rate. Convention traffic continues to be the mainstay of the Hotel’s occupied room nights accounting for 41% of occupied rooms in 2006. Operating margins did not vary significantly from year-to-year.

Food and beverage revenues were $73.4 million during 2006, representing an increase of $6.6 million or 9.9% compared to $66.8 million for 2005. The increase in food and beverage revenue was primarily due to increased menu prices.

The Hotel’s food and beverage operating margin for the year ended December 31, 2006 was 26.1% compared to 21.7 % for the year ended December 31, 2005. This increase in margin was due to operating efficiencies and increased revenues.

Other revenues include retail sales, entertainment sales and miscellaneous income at the Hotel. Other revenue increased $5.4 million or 22.0% in 2006 from $24.4 million in 2005. The increase is attributable to entertainment sales relating to attendance at performances by non-resident headliners and by the resident off-Broadway musical, Menopause.

Operating Cost and Expense Information

Fluctuations in the Hotel’s operating costs and expenses are generally based upon the change in volume of guests staying in the Hotel and utilizing the Hotel’s amenities, including the casino, food and beverage, spa and retail outlets.

The breakdown of operating costs and expenses is as follows (dollars in thousands)

	Year Ended December 31,
	2006	2005	Percent Change
Casino	$80,194	$72,701	10.3%
Rooms	32,136	30,242	6.3%
Food and beverage	54,246	52,317	3.7%
Other	19,812	13,658	45.1%
General and administrative	73,283	61,640	18.9%
Depreciation	13,337	10,058	32.6%

Total	$273,008	$240,616	13.5%

Operating costs and expenses increased $32.4 million, or 13.5%, to $273.0 million for the year ended December 31, 2006 compared to $240.6 million for the year ended December 31, 2005. The increase was primarily attributable to increased business volumes at the Hotel and, in particular, year-to-year wage and benefit increases.

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

Other

Other operating expenses increased approximately $6.2 million, or 45.1%, for the year ended December 31, 2006. The increase is entirely the result of an expanded entertainment schedule in 2006. Headliners (other than Manilow) and the off-Broadway resident show Menopause, were added during the year ended December 31, 2006 resulting in increased artist fees which are included in other expenses.

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

Liquidity and Capital Resources

Cash flows of the Company for the year ended December 31, 2007 compared to the year ended December 31, 2006 consisted of the following:

Cash Flows – Operating Activities

Cash flow provided by operations was $17.5 million in 2007 compared to the $18.0 million provided by operations in 2006. The $17.5 million provided by operations in 2007 was a decrease from 2006 primarily due to the reduction of current liabilities.

Cash Flows – Investing Activities

During the year ended December 31, 2007, the Company substantially completed the renovations of 1,085 hotel rooms, acquired 195 new slot machines, added a hotel Resort Club and completed a variety of maintenance capital projects. The Company expended approximately $35 million on capital projects in 2007 and expects to spend approximately $15 million on capital expenditure projects in 2008.

The Company expects to fund 2008 capital expenditure projects from existing cash balances, operating cash flow and proceeds from the Company’s Term Loan.

Cash Flows – Financing Activities

The Company received approximately $19 million in additional funding during 2007 from the new Term Loan which originated in 2006. The new Term Loan had an original funding of $209 million and was subject to future funding to a maximum of $250 million. There is approximately $5.7 million remaining that can be funded in 2008.

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

The new Term Loan has an original expiration date of May 10, 2008. Upon the satisfaction of certain conditions, the new Term Loan provides for three, one year extensions. The Company has notified the lender of the exercise of its option to extend the maturity date on the new Term Loan to May 10, 2009.

Other Factors Affecting Liquidity

While the Company believes that the cash available from the new Term Loan and its cash flows from operations together with cash on hand will be adequate to fund its activities, including the capital expenditures that the Company plans to make, no assurance can be made that such sources will be sufficient to meet such requirements. Covenants under the new Term Loan restrict the Company’s future borrowing capacity. However, subject to certain conditions, the new Term Loan does permit the Company to incur additional debt to fund working capital. If circumstances warrant, the Company may seek to obtain a working capital line of credit.

Contractual Obligation and Other Commitments

The following table summarizes the Company’s contractual obligations and commitments (amount in thousands):

	Payments Due by Period
	Less than 1 Year		1-3 Years		3-5 Years		More than 5 Years		Total
	(In thousands)
Long-Term Debt Obligations	$		$		$		$		$
New Term Loan (a)		244,279		—		—		—		244,279
Variable interest payments (b)		7,305		—		—		—		7,305
Contractual Obligations
Employment agreements (c)		3,306		1,107		—		—		4,413
Licensing agreement (d)		2,000		—		—		—		2,000
Entertainment contracts (e)		6,586		—		—		—		6,586

		$263,476		$1,107		—		—		264,583

(a)	The new Term Loan, with an initial funding of $209,000,000, originated May 11, 2006. As of December 31, 2007, the outstanding balance on the new Term Loan was $244,279,474. The loan accrues interest at a rate of 2.9% plus one-month LIBOR which was 5.39% at December 31, 2007. The Loan has a two-year term and can be extended for three one-year extensions options. Additional funding is available for a maximum balance of $250,000,000. The loan is collateralized by a first priority deed of trust on the property and has no amortization. The Company has elected to extend the loan for one additional year.
(b)	Based on December 31, 2007 LIBOR rates of 5.39% plus the applicable interest rate.
(c)	The Company is party to employment agreements with 17 of its senior executives, with original terms of two to five years.
(d)	The Company licenses from Hilton the right to use the mark “Hilton” and is part of Hilton’s reservation system and Hilton’s “HHonors Program ™”. The license expires on December 31, 2008 and, during the term of the license, the Company is required to pay Hilton an annual fee of $2 million plus 1% of the Hotel’s gross room revenue. The Company will seek to extend the license for at least a one-year term.
(e)	The Company is party to certain contracts to retain specific entertainers for recurring performances. These agreements expire during 2008.

Off-Balance Sheet Arrangements

The Company is not currently subject to any off-balance sheet arrangements which it believes will have a material adverse impact on its financial condition.

Debt Instruments

The following table provides information about the Company’s long-term debt at December 31, 2007 (amounts in thousands):

	Maturity date	Face amount	Carrying value	Estimated fair value
New Term Loan	May 2008	$244,279	$244,279	$244,279

The new Term Loan originated May 11, 2006 and had an initial principal amount of $209 million with interest accruing at a rate of one month LIBOR plus 2.9%. The initial term is two years with three one-year extension options. The new Term Loan contains certain restrictions that, among other things, limit the ability of the Company to incur additional indebtedness, create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell assets of the Company without prior approval of the lenders or noteholders. The Company has notified the lender of its intention to exercise its right to extend the loan for one year. See Item 8 – Financial Statements and Supplementary Data — Notes to Financial Statements — Note 7 — Long-Term Debt.”

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

The Company also participates in a slot club with four affiliated casinos under the auspices of the Joint Marketing Agreement with RIH Resorts LLC.

The RIH Resorts slot club allows customers to earn points from their gaming activity at their home property and redeem them for complimentary food, beverage, rooms, entertainment and merchandise at a destination property referred to as “Destiny Dollars”. The RIH Resorts slot club does not permit customers to redeem Destiny Dollars at the property where they are earned. Destiny Dollars were discontinued as of June 15, 2007 and will expire 18 months from the date they were earned. The cost associated with complimentary food, beverage, rooms, entertainment and merchandise is recorded as casino costs and expenses by the property redeeming the points during the period in which the points are redeemed.

Self-Insurance Reserve

The Company is self insured up to certain stop loss amounts for workers’ compensation and general liability claims. In estimating this accrual, the Company considers historical loss experience and makes judgments about the expected levels of costs per claim. The Company believes its estimates of future liability are reasonable based upon its methodology; however, changes in accident frequency and severity and other factors could materially affect the estimate for this liability.

Derivative Instruments and Hedging Activities

The Company’s new Term Loan requires it to enter into interest rate caps in order to manage interest rate risks associated with this borrowing. The Company has adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (and as amended by SFAS No. 138 and 149) to account for its interest rate cap arrangement.

Allowance for Doubtful Accounts

The Company’s receivables balances relate primarily to its hotel and casino operations. The Company reserves an estimated amount for receivables that may not be collected. The Company estimates the allowance for doubtful accounts by applying standard reserve percentages to aged account balances under a specific dollar amount and specifically analyzing the collectability of each account with a balance over the specified dollar amount, based on the age of the account, the customer’s financial condition, collection history and any other known information.

The allowance for doubtful accounts as a percentage of receivables at December 31, 2007 increased when compared to December 31, 2006 primarily as a result of the increase in the allowance for doubtful accounts. The Company maintains strict controls over the issuance of markers and aggressively pursues collection from those customers who fail to pay after issuance of the marker.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the terms of the capitalized lease, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

Recent Accounting Pronouncements

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 will not have a material effect on the Company’s financial position, results of operations or cash flow.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year after November 15, 2007. The adoption of SFAS No. 159 will not have a material effect on the Company’s financial position, results of operations or cash flow.

ITEM 7A.—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company’s primary exposure to market risk is interest rate risk associated with its variable rate long-term debt. If LIBOR were to increase 100 basis points and there were no additional borrowings, interest expense would increase approximately $2.4 million for the year ending December 31, 2008. The Company attempts to manage its interest rate risk by entering into interest rate cap agreements. The Company does not hold or issue financial instruments for trading purposes and does not enter into derivative transactions that would be considered speculative positions. The derivative financial instruments consist exclusively of interest rate cap agreements. Differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense.

To manage counterparty credit risk in interest rate cap agreements, the Company only enters into agreements with highly rated institutions that can be expected to perform under terms of such agreements.

ITEM 8.—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

The following financial statements of the Company are presented herein on the page indicated:

AUDITED FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm

To the Members of Colony Resorts LVH Acquisitions, LLC:

We have audited the accompanying balance sheets of Colony Resorts LVH Acquisitions, LLC (the “Company”) as of December 31, 2007 and 2006 and the related statements of operations, members’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. We were not engaged to perform an audit on the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colony Resorts LVH Acquisitions, LLC as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the financial statements, the Company changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standard No. 123 (revised 2004) on January 1, 2006.

/s/ Ernst & Young LLP

Las Vegas, Nevada

March 6, 2008

COLONY RESORTS LVH ACQUISITIONS, LLC

BALANCE SHEETS

AS OF DECEMBER 31,

(In thousands, except membership unit data)

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and equivalents	$23,645	$22,943
Restricted cash	3,168	3,396
Accounts receivable, net	18,168	18,826
Inventories	3,089	2,921
Prepaid expenses and other current assets	4,916	4,501

Total current assets	52,986	52,587
PROPERTY AND EQUIPMENT, net	352,327	334,602
RESTRICTED CASH	3,772	2,882
OTHER ASSETS, net	2,723	3,859

Total assets	$411,808	$393,930

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,710	$11,850
Accrued expenses	33,072	35,783
Due to affiliates	1,311	3,114

Total current liabilities	46,093	50,747
TERM LOAN	244,279	225,096

Total liabilities	290,372	275,843

COMMITMENTS AND CONTINGENCIES
REDEEMABLE MEMBERS’ EQUITY	60,000	60,000

MEMBERS’ EQUITY:
Class A Membership Units issued and outstanding: 1.50 units at $100 per unit	—	—
Class B Membership Units issued and outstanding: 900,000 units at $100 per unit	90,000	90,000
Accumulated deficit	(28,564)	(31,913)

Total members’ equity	61,436	58,087

Total liabilities and members’ equity	$411,808	$393,930

The accompanying notes are an integral part of these financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

(In thousands, except membership unit data)

	2007	2006	2005
Revenues:
Casino	$111,770	$111,004	$89,877
Rooms	112,482	102,867	97,725
Food and beverage	75,603	73,409	66,794
Other revenue	27,641	29,720	24,367

Total revenues	327,496	317,000	278,763
Less: promotional allowances	(30,771)	(26,694)	(25,873)

Net revenues	296,725	290,306	252,890

Operating Costs and Expenses:
Casino	82,771	80,194	72,701
Rooms	32,712	32,136	30,242
Food and beverage	54,224	54,246	52,317
Other expense	17,284	19,812	13,658
General and administrative	70,620	73,283	61,640
Depreciation and amortization	17,572	13,337	10,058

Total Operating Expenses	275,183	273,008	240,616

Operating income	21,542	17,298	12,274

Other income (expense):
Interest expense	(20,397)	(21,500)	(21,297)
Interest income	863	413	424
Loss on extinguishment of debt	—	(1,318)	––

	(19,534)	(22,405)	(20,873)

Net Income (Loss)	$2,008	$(5,107)	$(8,599)

Net income (loss) allocation:
Allocable to Class A	$––	$––	$––
Allocable to Class B	$2,008	$(5,107)	$(8,599)
Basic weighted average Class A membership units outstanding	1.50	1.50	1.50
Basic weighted average Class B membership units outstanding	1,500,000	1,500,000	1,500,000
Diluted weighted average membership units outstanding	1,666,668.67	1,500,001.50	1,500,001.50
Net income (loss) per Class A membership unit-basic	$1.34	$(3.40)	$(5.73)
Net income (loss) per Class B membership unit-basic	$1.34	$(3.40)	$(5.73)
Per membership unit-diluted	$1.20	$(3.40)	$(5.73)

The accompanying notes are an integral part of these financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

STATEMENTS OF MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31,

(In thousands)

	Capital Contribution				Accumulated Deficit	Total
	Class A Membership Units		Class B Membership Units
	Units	Value	Units	Value
Balance, January 1, 2005	—	$—	900	$90,000	$(20,755)	$69,245

Net loss	—	—	—	—	(8,599)	(8,599)

Balance, December 31, 2005	—	$—	900	$90,000	$(29,354)	$60,646

Stock-based employee compensation	—	—	—	—	2,548	2,548

Net loss	—	—	—	—	(5,107)	(5,107)

Balance, December 31, 2006	—	—	900	90,000	(31,913)	58,087

Stock-based employee compensation	—	—	—	—	1,341	1,341

Net income	—	—	—	—	2,008	2,008

Balance, December 31, 2007	—	$—	900	$90,000	$(28,564)	$61,436

The accompanying notes are an integral part of these financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(In thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$2,008	$(5,107)	$(8,599)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,572	13,337	10,058
Valuation change in interest rate cap agreement	111	517	58
Amortization of deferred financing costs	1,616	743	2,230
Loss on extinguishment of debt	—	1,318
Provision for doubtful accounts	2,027	2,154	2,243
Stock-based employee compensation	1,341	2,548	—
Changes in assets and liabilities:
Accounts receivable	(1,368)	(2,564)	(6,359)
Inventories	(168)	178	177
Prepaid expenses and other current assets	(416)	330	51
Other assets	(590)	471	(1,665)
Accounts payable	(141)	(1,000)	10,814
Accrued expenses	(2,710)	(422)	2,087
Due to affiliates	(1,803)	5,485	(43)

Net cash provided by operating activities	17,479	17,988	11,052

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(35,296)	(34,972)	(26,534)
(Increase) decrease in restricted cash	(663)	1,472	19,822

Net cash used in investing activities	(35,959)	(33,500)	(6,712)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from new Term Loan	19,183	225,096	—
Proceeds from (payment of) Archon Term Loan	—	(200,000)	—
Debt issuance costs	(1)	(3,859)	(10)

Net cash provided by (used in) financing activities	19,182	21,237	(10)

Increase in cash and equivalents	702	5,725	4,330
Cash and equivalents at beginning of year	22,943	17,218	12,888

Cash and equivalents at end of year	$23,645	$22,943	$17,218

Supplemental Cash Flow Disclosure:
Cash paid for interest, net of capitalized interest	$17,806	$20,951	$19,738

The accompanying notes are an integral part of these financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, 2005

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

Restricted Cash

The Company has on deposit $6.9 million and $6.3 million in various escrow accounts as of December 31, 2007 and 2006, respectively. The accounts segregate funds to be used solely for renovation projects, property taxes and insurance, and certificates of deposit securing letters of credit in connection with self insurance policies issued by its insurance carriers.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out and specific identification methods. Inventories consist primarily of food, beverage, operating supplies and retail products.

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

Capitalized Interest

The interest cost associated with major construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. During the years ended December 31, 2007, 2006. and 2005 the Company incurred $21.2 million, $23.5 million, and $21.9 million in interest expense, respectively, and capitalized approximately $764,000, $673,000, and $563,000 of interest, respectively.

Deferred Financing Costs

Deferred financing costs of $3.2 million relate to the Company’s new Term Loan described in Note 7. The Company has amortized loan costs since the closing of the Acquisition using the effective interest method. On May 11, 2006, the Company entered into a new Term Loan with Goldman Sachs Commercial Mortgage Capital, L.P. The unamortized loan costs associated with the acquisition of the Hotel were written off and the loan costs associated with the new Term Loan were capitalized for amortization over the life of the loan. Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $1.6 million, $2.1 million, and $2.3 million respectively.

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

	2007	2006	2005
Food and Beverage	$13,798	$13,136	$12,454
Rooms	4,282	3,926	3,771
Other	2,274	1,301	1,208

	$20,354	$18,363	$17,433

The estimated retail value of such promotional allowances included in operating revenues for the years ended December 31 is as follows (in thousands):

	2007	2006	2005
Food and Beverage	$15,306	$14,263	$12,900
Rooms	12,633	10,887	11,487
Other	2,832	1,544	1,486

	$30,771	$26,694	$25,873

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

Advertising Costs

Costs for advertising are expensed as incurred. Advertising costs expensed during the years ended December 31, 2007, 2006, and 2005 were $10.8, $10.1 million, and $6.5 million respectively.

Accounting for Derivative Instruments and Hedging Activities

The Company uses an interest rate cap (the “Cap”) to assist in managing interest cost being incurred on its new Term Loan. The difference between amounts received and amounts paid under such agreements, as well as any fees, is recorded as a reduction of, or addition to, interest expense as incurred over the life of the Cap. This difference was approximately $111,000 for the year ended December 31, 2007.

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

Income (Loss) Per Membership Unit

The Company’s income (loss) per membership unit was calculated using the two-class method. Under the two-class method, income or losses are allocated to each class of membership unit based on the respective members’ participation rights in undistributed income (loss).

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

2004 Incentive Plan

In connection with the acquisition of the Hotel, the Company’s board and members approved the Company’s 2004 Incentive Plan (the “Plan”). As of June 18, 2004, the Company had a total of 0.167 Class A Units and 166,667 Class B units reserved for issuance under the Plan. The Plan was amended by the board on May 16, 2006 in order to (1) comply with Section 409A of the Internal Revenue Code of 1986, as amended from time to time, and (2) eliminate the provision that excludes the value attributable to the Development Parcels (as defined in the Plan).

Subsequent to the closing of the acquisition of the Hotel, the Company granted 0.167 options of Class A Units and 166,667 options of Class B Units to certain executives, in accordance with the Plan. The options have a 10 year life, vest over three years and have an exercise price of $100 per unit in both classes which was equal to, or greater than, the fair market value of the membership units at the date of grant. As a result of the amendment on May 16, 2006 which eliminated the exclusion of the value of the Development Parcels, the options increased in value.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s estimated requisite service period (generally the vesting period of equity award) on a straight-line basis. Estimates are revised if key elements of the options change. The cumulative effect on compensation cost as a result of changes to key elements or forfeiture estimates are recognized in the period of the change. The amendment on May 16, 2006 triggered a revaluation of the options. The increase in value was be recorded on a straight-line basis over the remaining vesting period of the options.

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

Weighted-average assumptions:	2006 (Post Amendment)	2006 (Pre Amendment)	2005
Model	Black-Scholes	Black-Scholes	Black-Scholes
Number of options	166,667	166,667	166,667
Membership unit price	$104	$100	$100
Exercise unit price	$100	$100	$100
Dividend Yield	N/A	N/A	N/A
Volatility	37%	40%	40%
Risk-Free rate	5.07%	3.24%	3.24%
Valuation Date	June 30, 2006	June 18, 2004	June 18, 2004
Expiration Date	June 18, 2014	June 18, 2014	June 18, 2014
Term	36 months		36 months
Up movement	N/A		N/A
Down movement	N/A		N/A
Risk Neutral Probability	N/A		N/A

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 will not have a material effect on the Company’s financial position, results of operations or cash flow.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year after November 15, 2007. The adoption of SFAS No. 159 will not have a material effect on the Company’s financial position, results of operations or cash flow.

Income Taxes

The Company is a limited liability company and is therefore taxed as a partnership for federal income tax purposes. Because the Company does not pay corporate federal income taxes at the entity level on its taxable income, no provision for federal income taxes is reflected in the accompanying financial statements.

Reclassifications

Certain amounts in the December 31, 2006 financial statements have been reclassified to conform to the December 31, 2007 presentation. These reclassifications had no effect on the previously reported net loss.

Note 4 – ACCOUNTS RECEIVABLE, NET

Components of accounts receivable as of December 31 were as follows (thousands):

	2007	2006
Casino	$14,088	$14,615
Hotel	8,394	7,571
Other	1,598	1,201

	24,080	23,387
Less: allowance for doubtful accounts and discounts	(5,912)	(4,561)

	$18,168	$18,826

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

Note 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment as of December 31 consist of the following (in thousands):

	2007	2006
Land and land improvements	$153,982	$153,982
Building and improvements	156,448	137,165
Equipment, furniture, fixtures and leasehold improvements	85,496	63,868
Construction in progress	1,489	7,104

	397,415	362,119
Less: accumulated depreciation	(45,088)	(27,517)

	$352,327	$334,602

Note 6 – ACCRUED EXPENSES

Accrued expenses as of December 31 consist of the following (in thousands):

	2007	2006
Customer deposits	$4,101	$4,093
Payroll and related	10,331	13,669
Taxes and licenses	2,547	2,688
Casino related	9,897	10,252
License royalties	225	208
Other accruals	5,971	4,873

	$33,072	$35,783

Customer deposits relate to Casino front money, hotel, and banquet advance payments and are all due within one year.

Note 7– LONG-TERM DEBT

On June 18, 2004 in connection with the consummation of the acquisition of the Hotel, the Company entered into the Archon Loan (the “Term Loan”). The Term Loan was for a principal amount of $200 million and was for an initial term of two (2) years with two one-year extensions. Interest on the Term Loan accrued at a rate of 6.50% plus the greater of (i) one-month LIBOR (which was 4.8% and 4.5% at December 31, 2005 and 2004 respectfully) or (ii) 1.5%. The Term Loan provided for no amortization during the term. The Term Loan was collateralized by a first priority deed of trust on the Property.

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

On May 11, 2006, the Company entered into a new Loan Agreement with Goldman Sachs Commercial Mortgage Capital, L.P. (the “new Term Loan”). The new Term Loan is for an initial principal amount of $209.2 million and is for an initial term of two (2) years with three one-year extensions. The Company has drawn an additional $35.1 million against the new Term Loan. The new Term Loan is subject to future funding to a maximum of $250 million. The Company has notified the lender of its exercise of its option to extend the new Term Loan for a one-year period.

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

The Company recorded a loss on extinguishment of debt of approximately $1,318,000 relating to loan costs associated with the original Term Loan.

Fair Value

Estimated fair values of the Company’s debt and related financial instruments as of December 31, are as follows (in thousands):

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan	$244,279	$244,279	$225,096	$225,096
Cap Agreement	$—	$—	$111	$111

The fair values of the new Term Loan approximate its carrying amount based on the variable nature of the facilities. The fair value of the interest rate cap is based upon a quote from a broker.

Note 8 – REDEEMABLE MEMBERS’ INTERESTS

In connection with the closing of the acquisition of the Hotel, the Company, Voteco, Co-Investment Voteco, Co-Investment Partners and Holdings entered into a Sale Right Agreement, dated June 18, 2004 (the “Sale Right Agreement”). Pursuant to the terms of Co-Investment Partners’ partnership agreement, at any time after May 23, 2008, Whitehall (a limited partner in Co-Investment Partners and an affiliate of Goldman Sachs Commercial Mortgage Capital, L.P., the lender under the new Term Loan) has the right to request that Co-Investment Partners purchase all of Whitehall’s interest in Co-Investment Partners at a purchase price determined by Whitehall. Pursuant to the Sale Right Agreement, upon receiving notice from Whitehall that it has exercised the sale right the Company must, within forty-five days elect to either (i) purchase that portion of the Class B Membership Units which represent Whitehall’s interest in Co-investment Partners or (ii) sell the Company in its entirety. If the Company elects not to redeem the Class B Membership Units, it must appoint Goldman Sachs & Co. as its sole and exclusive agent for a period of one year to seek to sell the Company at a price extrapolated from the price Whitehall established for its interest in Co-Investment Partners. In addition, on June 18, 2010, if the Company has not been sold pursuant to the sale right above or otherwise, the Company shall appoint Goldman Sachs & Co. as its sole agent to seek to sell the Company at the best price obtainable unless Whitehall and Co-Investment Partners both agree not to sell the Company or to postpone such sale. For purposes of the diluted membership unit calculation, it is assumed that the redemption of Whitehall’s interest or sale of the property will be consummated at fair value.

Note 9 – MEMBERSHIP INTERESTS

In connection with and immediately prior to the acquisition of the Hotel, the Company issued Class A Membership Units (“Class A Units”) to Co-Investment Voteco and Voteco on a pro rata basis in proportion to the equity contributions made by each entity. In addition, the Company issued Class B Membership Units (“Class B Units” and together with the Class A Units, the “Membership Units”) to Co-Investment Partners and to Holdings, on a pro rata basis in proportion to the equity contributions made by each entity. All of these entities are existing affiliates of the Company. Pursuant to the Operating Agreement and upon receipt of all required approvals from the Nevada Gaming Authorities, Co-Investment Voteco transferred certain Class A Units to Whitehall Voteco, and as a result, Whitehall Voteco joined the Company as a member and became a party to the Operating Agreement effective July 19, 2006. Pursuant to an Option Agreement between Mr. Ribis, Voteco and Holdings, Mr. Ribis exercised options to acquire Class A Units and Class B Units directly from Voteco and Holdings, respectively, and as a result, Mr. Ribis joined the company as a member and became a party to the Operating Agreement effective November 21, 2006.

As of December 31, 2007, Voteco owns 0.585 Class A Units, Co-Investment Voteco owns 0.30 Class A Units,Whitehall Voteco owns 0.60 Class A Units and Mr. Ribis owns 0.015 Class A Units. In addition, as of December 31, 2006, Holdings owns 585,000 Class B Units, Co-Investment Partners owns 900,000 Class B Units and Mr. Ribis owns 15,000 Class B Units. Prior to the closing of the Acquisition, the Company executed the Operating Agreement. Pursuant to the Operating Agreement, holders of Class A Units are entitled to one vote per unit in all matters to be voted on by voting members of the Company. Holders of Class B Units are not entitled to vote, except as otherwise expressly required by law.

On June 18, 2004, the Company issued Class A Units and Class B Units in connection with the organizational structure that was put in place in order to consummate the acquisition of the Hotel. Pursuant to that organizational structure, Holdings and Co-Investment Partners, through their purchase of the non-voting Class B Units, acquired substantially all of the assets of LVH Corporation, the former owner of the Hotel, without having any voting power or other power to control the affairs or operations of the Company, except as otherwise expressly required by law.

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

Note 10 – EMPLOYEE BENEFIT PLAN

Participation in the Resorts Hotels and Casinos 401(k) employee savings plan is available for all full time employees who are not covered under a collective bargaining agreement. The savings plan allows participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. The Company matches 50% of the first 6% of employee contributions, up to a maximum of 3% of participating employee’s eligible gross wages. For the years ended December 31, 2007, 2006 and 2005, matching contributions expensed under the savings plans were $830,000, $934,000 and $773,000 respectively.

Colony Resorts LVH Savings Plan was established for employees not covered under a collective bargaining agreement as part of the acquisition of the Hotel. On November 18, 2005 all assets of the plan were merged into the Resorts Hotels & Casinos 401(k) Plan.

Employees of the Company who are members of various unions are covered by union-sponsored, collective bargained, multiemployer health and welfare and defined benefit pension plans. The Company recorded expenses of $17.3 million for the year ended December 31, 2005 related to these plans, $18.2 million for the year ended December 31, 2006 and $17.3 million for the year ended December 31, 2007. The plan’s sponsors have not provided sufficient information to permit the Company to determine its share of unfunded vested benefits, if any.

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

The Company provides and/or receives services from affiliated companies. The total net value of services received from the affiliated companies was approximately $4.9 million for the year ended December 31, 2007, $5.5 million for the year ended December 31, 2006 and $2.1 million for the year ended December 31, 2005.

Note 12 – COMMITMENTS AND CONTINGENCIES

Letters of Credit

Beginning in 2005 and annually thereafter, the Company was required to deliver irrevocable standby letters of credit in connection with its workers’ compensation insurance policies issued by its insurance carriers. The letters of credit are secured by certificates of deposits in the same notional amounts as the corresponding letters of credit. The initial expiration dates of these letters of credit are for one year and are automatically extended for one year from their expiration date unless the issuing bank notifies the Company sixty days prior to such expiration dates that the letters of credit will not be renewed. As of December 31, 2007 and December 31, 2006, the certificates of deposit which secure the letters of credit total $3,762,000 and $2,872,000, respectively, and are included in restricted cash. As of December 31, 2007 and December 31, 2006, there were no amounts outstanding on the letters of credit.

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

In addition, under the Vice Chairman’s agreement, the Company granted Mr. Ribis an option to purchase 0.125 Class A and 125,000 Class B Membership Units. The employment agreements provided that the Company grant certain executives options to purchase the Company’s Class A Units and Class B Units that are issued and outstanding as of the date on which the acquisition of the Hotel was completed. The options were granted under the 2004 Incentive Plan adopted by the Company. Depending on the terms of the employment agreement, executives were granted options to purchase 0.5% to 7.5% of the Membership Units.

Hilton License Agreement

Concurrently with the closing of the Acquisition, the Company entered into a License Agreement pursuant to which the Company licenses from Hilton the right to use the mark “Hilton” and is part of Hilton’s reservation system and Hilton’s “HHonors Program™”. The License Agreement commenced on the date of the closing of the acquisition of the Hotel and expires on December 31, 2008. During the term of the License Agreement, the Company is required to pay Hilton an annual fee of $2,000,000 plus 1% of the Hotel’s gross room revenue to fund national and regional group advertising and sales and business promotion efforts by Hilton. The Company intends to seek an extension of the License Agreement.

Easements

The Hilton Grand Vacations property, located adjacent to the Hotel, has an easement for use of approximately 260 parking spaces (out of approximately 4,800 parking spaces). There is also an easement for the use of the monorail that runs through the Hotel property.

Environmental

An independent environmental consultant performed a Phase I environmental site assessment in accordance with American Society for Testing and Materials (“ASTM”) standards on the Las Vegas Hilton property in December 2003. This assessment involved visual inspection, interviews with site personnel, review of certain publicly available records, and preparation of a written report. The assessment did not include any testing of soil or groundwater at the property. According to certain historical data integrated into the Phase I report, in 2000 it was discovered that there is a plume of tetrachloroethylene (“PCE) in the groundwater and the property was listed as a leaking underground storage tank site. The Phase I report states that levels of PCE and total petroleum hydrocarbons in the groundwater beneath the property in 2000 exceeded certain limits allowed under a National Pollutant Discharge Elimination System permit. The Phase I report indicates that the allowable levels have been exceeded in the past and a treatment system is needed to ensure compliance with applicable requirements. The Phase I report also identified asbestos-containing materials at the Hotel. The Company expects to manage these materials pursuant to an operations and maintenance program.

On July 7, 2005, the Nevada Division of Environmental Protection (“NDEP”) requested the Company install three monitoring wells to monitor and evaluate the source of PCE in the groundwater flowing beneath the Hotel. The Company engaged an independent consultant, which provided quarterly Discharge Monitoring Reports to NDEP. The independent consultant completed its Environmental Investigation Report on November 30, 2006 and February 28, 2007, which concluded that the PCE originates from an off-site source, near the southwest corner of the Hotel. On September 14, 2007, NDEP determined that the Company is no longer required to conduct an additional investigation of the source and extent of PCE in groundwater and closed its investigation as it relates to the Hotel.

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

Note 13 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Net Revenues	Operating Income (loss)	Net Income (loss)	Net Income (loss) applicable to membership units	Diluted income (loss) per membership unit
	(amounts in thousands, except per share amounts)
Year ended December 31, 2007
First quarter	$79,265	$11,816	$7,086	$7,086	$4.72
Second quarter	72,352	4,303	(494)	(494)	(.33)
Third quarter	69,414	874	(4,212)	(4,212)	(2.81)
Fourth quarter	75,694	1,549	(372)	(372)	(.24)
Year ended December 31, 2006
First quarter	$76,785	$12,440	$6,616	$6,616	$4.41
Second quarter	73,495	3,745	(3,026)	(3,026)	(2.02)
Third quarter	67,404	(876)	(6,086)	(6,086)	(4.06)
Fourth quarter	72,622	1,989	(2,611)	(2,611)	(1.74)
Year ended December 31, 2005
First quarter	$70,293	$10,590	$5,657	$5,657	$3.77
Second quarter	64,077	5,094	(188)	(188)	(0.13)
Third quarter	59,696	(1,720)	(6,985)	(6,985)	(4.66)
Fourth quarter	58,824	(1,690)	(7,083)	(7,083)	(4.71)

ITEM 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.— CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s Chief Executive Officer and its Executive Vice President, Finance (its principal financial officer) have evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) (the Exchange Act) of the Company as of December 31, 2007 and have concluded that they are effective within the reasonable assurance threshold described below.

b) Management’s Report on Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

c) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.—OTHER INFORMATION

None

PART III

ITEM 10.—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

The directors and executive officers of the Company as of December 31, 2007 are as follows:

NAME	AGE	POSITION
Directors
Thomas J. Barrack, Jr.	60	Chairman of the Board
Nicholas L. Ribis	62	Vice-Chairman of the Board
Jonathan Langer	38	Member of the Board
Clive S. Cummis	79	Independent Member of the Board
Executive Officers
Rodolfo Prieto	63	Chief Executive Officer and General Manager
Robert Schaffhauser	61	Executive Vice President, Finance
Kenneth M. Ciancimino	46	Executive Vice President, Administration

THOMAS J. BARRACK, JR. has served as a Manager and Board Member of the Company since its formation. Mr. Barrack also holds a majority membership interest in Coinvestment Voteco and all of the membership interests in Voteco. Mr. Barrack has served as Chairman and Chief Executive Officer of each of Colony Capital, LLC (“Colony Capital”) and Colony Advisors, LLC (“Colony Advisors”) since their organization in August 1992 and September 1991, respectively. Colony Capital and Colony Advisors are international real estate investment and management firms. Mr. Barrack is a Director of Kerzner International Limited, a private developer of resort and gaming properties worldwide. Mr. Barrack is a Director of Colony RIH Holdings, Inc. and Resorts International Hotel & Casino, Inc., which own and operate Resorts Atlantic City, a casino hotel in Atlantic City, New Jersey. Mr. Barrack also serves as a Director of RIH Resorts, LLC., which owns and operates casino hotels in Atlantic City, New Jersey, and Tunica, Mississippi. Mr. Barrack is a member and manager of FCP Voteco, LLC, which holds the voting securities of Station Casinos, Inc.

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

Pursuant to the terms of the Operating Agreement, Mr. Barrack and Mr. Ribis will serve as Managers of the Company until replaced by a vote of the holders of a majority of Class A Units or until such Manager resigns. The Operating Agreement further provides that so long as Whitehall maintains its investment in the Company, it shall be entitled to appoint one Manager to the Company’s Board of Managers. The Company has does not have an independent audit committee nor an audit committee financial expert.

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

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer and all professionals serving in a finance, accounting, treasury, tax or investor relations role. A copy of The Code of Ethics is attached as an exhibit to the Company’s filings with the SEC, and will also be provided without charge to any security holder of the Company who requests it.

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

ITEM 11.—EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

This compensation discussion describes the material elements of compensation awarded to, earned by, or paid to each of our executive officers during 2007. This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative for primarily the Company’s last completed fiscal year, but we also describe compensation actions taken prior to 2007 to the extent it enhances the understanding of our executive compensation disclosure.

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

Executive Compensation

Mr. Prieto’s employment agreement with the Company provides for a five-year term, with automatic one-year renewals after the completion of the initial five-year term unless terminated by either party. Pursuant to the terms of his employment agreement with the Company, Mr. Prieto received a base salary of $800,000 during 2007, and will receive a base salary of $850,000 for 2008. As an inducement to enter into the employment agreement, Mr. Prieto received a signing bonus of $130,000, which was paid shortly after the completion of the Company’s acquisition of the Hotel. Mr. Prieto participates in the Company’s annual bonus plan, which provides for the payment of annual bonus awards based on the achievement of performance goals established by the Company’s Board; provided, that Mr. Prieto’s annual bonus payment shall not be less than $100,000 in any year during the term of his employment. Mr. Prieto received a cash bonus of $485,000 in 2007. The bonus included a cash payment of $350,000 in February 2007 to compensate Mr. Prieto for stock options forfeited by him in connection with the termination of his employment with his previous employer. Mr. Prieto is also eligible to participate in the Company’s medical, dental, retirement and other standard benefit plans maintained by the Company. In addition, the Company will fund up to $51,415 annually for the premium payments associated with maintaining a whole-life insurance policy for the benefit of Mr. Prieto.

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

The Company has also entered into employment agreements with Messrs. Schaffhauser and Ciancimino, which employment agreements provide for a term of employment expiring in February 2010, subject to automatic one year renewal thereafter unless terminated by either party. Mr. Schaffhauser will receive a base salary of $385,875 in 2008 and Mr. Ciancimino will receive a base salary of $327,994. Mr. Schaffhauser’s employment agreement provides that his base salary will be increased each year during the term by not less than 5%. Messrs. Schaffhauser and Ciancimino each are eligible to participate in the Company’s annual bonus plan and receive awards, if any, at the discretion of the Company’s Board. They are also eligible to participate in the medical, dental, retirement and other standard benefit plans maintained by the Company. The Company will pay the full cost of the premiums associated with Mr. Ciancimino’s coverage under the Company’s group medical plan during his term of employment.

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

Elements of Executive Compensation

Base Salary.

Base salaries, as well as annual salary increases, for each of the executive officers were determined as a result of the negotiation of employment contracts. The base salaries for Messrs. Prieto, Schaffhauser and Ciancimino in 2007 were $800,000, $367,500 and $312,375 respectively, and in 2008 are $850,000, $385,875 and $327,994, respectively.

Cash Bonus Opportunities.

The executive officers are eligible to participate in the Company’s annual bonus program. Mr. Prieto is guaranteed an annual bonus of at least $100,000 during each year of his employment contract with the Company. In addition, in February 2007, Mr. Prieto received a cash payment in the amount of $350,000 to compensate him for stock options forfeited as a result of the termination of his employment with his previous employer. Messrs. Schaffhauser and Ciancimino may receive annual cash incentive awards at the discretion of the Company’s Board of Directors based on the achievement of the Company’s performance goals. Mr. Schaffhauser received bonuses of $140,175 and Mr. Ciancimino received bonuses of $119,181 in 2007.

Equity Grants.

The executive officers were granted options under the terms and conditions of the Company’s 2004 Incentive Plan and as negotiated in the executive officers’ employment agreements. The option grants fulfilled inducements made to secure the services of the executive officers prior to the Company’s acquisition of the Hotel. Messers. Prieto, Schaffhauser and Ciancimino were granted options at the time of the Company’s acquisition of the Hotel. No additional options have been granted since the initial grants in 2004.

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

In the event of a termination of employment by the Company without cause, each of Messers Schaffhauser and Ciancimino would be entitled to receive a severance payment equal to their base salary for the remainder of the unexpired term and continued participation in the Company’s medical plan for a period of not more than 6 months.

Summary Compensation Table

The following table sets forth compensation earned by the executive officers during 2007 and 2006.

SUMMARY COMPENSATION TABLE

(in thousands of $)

Name and Principal Positions	Year	Salary (1)	Bonus	Stock Awards	Options (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Rodolfo Prieto (PEO) Chief Executive Officer and General Manager	2007	$800	$485	—	$201	—	—	$60	(3)	$1,546
	2006	$750	$135	—	$382	—	—	$60	(3)	$1,327
Robert Schaffhauser (PFO) Executive Vice President, Finance	2007	$368	$140	—	$67	—	—	$5	(5)	$580
	2006	$292	$63	—	$127	—	—	—		$482
Kenneth M. Ciancimino Executive Vice President, Administration	2007	$312	$119	—	$67	—	—	$12	(4)	$510
	2006	$295	$54	—	$127	—	—	$11	(4)	$487

(1)	The amounts represent the annual base salary for each Named Executive Officer for 2007 and 2006.
(2)	Each Named Executive Officer received an option to purchase a certain number of the Company’s Membership Units subject to the terms of the Named Executive Officer’s employment agreement and the equity compensation plan put in place by the Company. The amount reflects the 2007 and 2006 amortized value of the options in accordance with FAS123( R ).
(3)	Includes $51,415 paid toward life insurance premiums and a $9,000 annual car allowance. Mr Prieto designates the beneficiary of the life insurance policy.
(4)	Includes a $9,000 fixed annual car allowance and $2,184 medical insurance premium in 2007. Includes a $9,000 fixed annual car allowance and $2,184 medical insurance premiums in 2006.
(5)	Includes $5,323 medical reimbursement costs.

Grants of Under the 2004 Incentive Plan

There were no options granted during the year ended December 31, 2007.

Outstanding Equity Awards

The following table sets forth existing equity awards at December 31, 2007 that have not been exercised as of that date:

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2007

Name and Principal Positions	Year	Securities Underlying Unexercised Options Exerciseable	Securities Underlying Unexercised Options Unexercisable	Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Rodolfo Prieto (PEO) Chief Executive Officer and General Manager	2007	20,833	—	4,167	$100 per share	June 17, 2014
Robert Schaffhauser (PFO) Executive Vice President, Finance	2007	6,945	—	1,389	$100 per share	June 17, 2014
Kenneth M. Ciancimino Executive Vice President, Administration	2007	6,945	—	1,389	$100 per share	June 17, 2014

The Company made no equity awards during the year ended December 31, 2007.

Options Exercised and Stock Vested

During the year ended December 31, 2007, no options were exercised. During the year ended December 31, 2007, no equity awards were made to officers or employees of the Company.

Post-Employment Compensation

The Company has no post-employment compensation plans.

Nonqualified Deferred Compensation

The Company has no nonqualified deferred compensation plans.

Director Compensation

The Company does not provide any compensation to Mr. Barrack or to Mr. Langer for their services as Board members. Mr. Cummis, who serves as the independent member of the Board as required under the new Term Loan, receives annual compensation of $100,000

On June 18, 2004, the Company entered into a Vice Chairman’s Agreement with Mr. Ribis. The current term of this agreement expires on June 18, 2008, with automatic one-year renewals after the completion of the initial three-year term, unless either party provides written notice of intention not to renew the agreement. Pursuant to the terms of the Vice Chairman Agreement, Mr. Ribis will receive annual base compensation of $600,000. Mr. Ribis is entitled to an annual bonus based upon achievement of the Company’s annual budget and business plan targets approved by the Company’s Board. Under this agreement, and as set forth in a separate Membership Unit Option Agreement, the Company granted Mr. Ribis an option to purchase 0.125 Class A Units at a price of $100 per unit and 125,000 Class B Units at $100 per unit. The option is subject to five-year vesting under which Mr. Ribis may, subject to his continued service to the Company, exercise one-fifth of the Membership Units subject to the option each year on and after each of the first, second, third, fourth and fifth anniversaries of June 18, 2004. Upon termination of this agreement under certain circumstances, the Company has the right to purchase and Mr. Ribis has the right to sell, any Membership Units held by Mr. Ribis. The agreement also contains confidentiality, non-competition and non-solicitation provisions.

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

Director Compensation for 2007

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

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

The table below sets forth the information regarding beneficial ownership of the Company’s Class A Units and Class B Units as of December 31, 2007 for:

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

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Operating Agreement

Pursuant to the terms of the Operating Agreement, the Board of the Company was initially comprised of two members, Mr. Barrack and Mr. Ribis. In addition, there was also two nonvoting Board observers for certain ERISA purposes, on behalf of certain private equity fund investors. The Operating Agreement also provides that, subject to receiving all required prior approvals of the Nevada Gaming Authorities permitting the appointment of (i) any one of Stuart Rothenberg, Brahm Cramer and/or Jonathan Langer (or an alternative manager of Whitehall Street Global Real Estate Partnership, an affiliate of Goldman Sachs & Co. (“Whitehall”) in their stead, if such alternative manager is another managing director of Goldman Sachs & Co. with comparable seniority) (collectively the “Whitehall Managers”) as a member of the Board and (ii) the purchase at cost by the Whitehall Managers of certain Class A Units, then one of the Whitehall Managers would become a member of the Board. After receiving all the required approvals from the Nevada Gaming Authorities, Jonathan Langer was appointed to the Board, effective July 19, 2006. As a member of the Board, Mr. Langer has the right to vote on all matters that come before the Board and will have veto rights over certain actions. Pursuant to the new Term Loan documents, the Company is also required to appoint an independent board member to the Board. The Company has appointed Mr. Cummis as independent board member. Pursuant to the Operating Agreement, the independent board member will have a veto right over certain matters as long as the new Term Loan is outstanding, including dissolving or liquidating the Company, consolidation or merger, engaging in any business other than the management of the Hotel, amending the Operating Agreement or transactions with affiliates not in the ordinary course of business. The Board shall not have the right to approve such matters without the consent of the independent board member. The independent board member shall not be entitled to vote on any other matters that may come before the Board.

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

Joint Services Agreement

On June 18, 2004, the Company and Resorts International Hotel, Inc., a wholly owned subsidiary of Resorts (“RIH”) entered into a Joint Services Agreement (the “Joint Services Agreement”). Pursuant to the Joint Services Agreement, for an initial term of three years with automatic one year renewal periods, the Company and RIH agreed to cooperatively develop and implement joint programs as they shall mutually agree upon with the goal of achieving collective cost savings and efficiencies for each of the Company and RIH. The Joint Services Agreement is terminable by either party with six months notice. On April 25, 2005, this agreement was amended and restated to add RIH Resorts, LLC, an affiliate of the Company, as a party to the agreement.

The Company provides and/or receives services under the Joint Services Agreement. The total net value of services received from affiliated companies was approximately $4.9 million in 2007.

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

ITEM 14.—PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

Audit fees recognized as expense in 2007, 2006 and 2005 were $200,293, $190,671 and $367,531 respectively.

Audit-related Fees

Audit-related fees recognized as expense in 2007, 2006 and 2005 were $0 , $20,000 and $24,269 respectively.

Tax Fees

Tax fees recognized as expense in 2007, 2006 and 2005 were $47,285, $53,600 and $0 respectively.

All Other Fees

Other professional fees recognized as expense in 2007, 2006 and 2005 were $1,147, $74,711 and $42,169 respectively.

The Company does not have an independent audit committee; therefore, none of the above fees were pre-approved by the audit committee. However, these fees have been approved by senior management.

PART IV

ITEM 15.—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	Documents filed as part of the report.

(1)	List of Financial Statements

Colony Resorts LVH Acquisitions, LLC

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Members’ Equity

Statements of Cash Flows

Notes to Financial Statements

(2)	Financial Statement Schedule

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at beginning of period	Additions Charge to costs and expense	Deductions Accounts charged off (recovered)	Balance at end of period
Allowance for doubtful accounts and discounts:
Year ended December 31:
2005	$2,002	$1,241	$(1,864)	$2,379
2006	$2,379	$2,182	$—	$4,561
2007	$4,561	$2,027	$(676)	$5,912

We have omitted schedules other than the ones listed above because they are not required or not applicable or the required information is shown in the Financial Statements or Notes to the Financial Statements.

(3)	List of Exhibits

EXHIBIT NUMBER
2.1	Purchase and Sale Agreement, dated as of December 24, 2003, by and among Colony Resorts LVH Acquisitions, LLC, LVH Corporation and Caesars Entertainment Corporation*

3.1	Articles of Organization, dated as of December 18, 2003, for Colony Resorts LVH Acquisitions, LLC*

3.2	Operating Agreement, dated as of December 22, 2003, for Colony Resorts LVH Acquisitions, LLC*

3.3	Amended and Restated Operating Agreement, dated June 18, 2004, for Colony Resorts LVH Acquisitions, LLC+

3.4	Amendment No. 1 to the Amended and Restated Operating Agreement, dated July 23, 2004, for Colony Resorts LVH Acquisitions, LLC****

3.5	Amendment to Articles of Organization, dated June 25, 2004, for Colony Resorts LVH Acquisitions, LLC******

10.1	Deposit Escrow Agreement, dated as of December 24, 2003, by and among LVH Corporation, Colony Resorts LVH Acquisitions, LLC and Nevada Title Company*

10.2	Coinvestment Transfer Restriction Agreement, dated June 18, 2004, by and among Mr. Barrack, Mr. Ribis, Co-Investment Partners and Coinvestment Voteco+

EXHIBIT NUMBER
10.3	Transfer Restriction Agreement, dated June 18, 2004, by and among Mr. Barrack, Holdings and Voteco+

10.4	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Rodolfo Prieto*

10.5	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser*

10.6	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Kenneth Ciancimino*

10.7	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Rodolfo Prieto*

10.8	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser*

10.9	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Kenneth Ciancimino*

10.10	Employment Agreement, dated as of May 17, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Gonzalo De Varona.***

10.11	Employment Agreement, dated as of April 12, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Stewart.***

10.12	Vice Chairman Agreement, dated June 18, 2004, between Colony Resorts LVH Acquisitions, LLC and Nicholas L. Ribis.****

10.13	Colony Resorts LVH Acquisitions, LLC 2004 Incentive Plan****

10.14	Loan Agreement, dated June 18, 2004, by and between Colony Resorts LVH Acquisition, LLC and Archon Financial, L.P.+

10.15	Sale Right Agreement, dated June 18, 2004, by and among Colony Resorts LVH Acquisitions, LLC, Colony Resorts LVH Holdings, LLC, Colony Resorts LVH Coinvestment Voteco, LLC, Colony Resorts LVH Voteco, LLC and Colony Resorts LVH Co-Investment Partners, L.P.****

10.16	Services Agreement, dated June 18, 2004, between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel and Casino, Inc.****

10.17	Joint Marketing Agreement, by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc.****

10.18	Joint Services Agreement, by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc.****

10.19	Employment Agreement, dated as of May 11, 2003, between LVH Corporation and Thomas Page.****

10.20	Addendum to Employment Agreement, dated as of June 22, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Thomas Page.****

10.21	Addendum to Employment Agreement, dated as of April 28, 2006, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser ++

10.22	Addendum to Employment Agreement, dated as of April 28, 2006, by and between Colony Resorts LVH Acquisitions, LLC and Ken Ciancimino ++

10.23	Loan Agreement dated as of May 11, 2006, between Colony Resorts LVH Acquisitions, LLC and Goldman Sachs Commercial Mortgage Capital, L.P. +++

10.24	First Amendment to the Colony Resorts LVH Acquisitions, LLC 2004 Incentive Plan ++++

10.25	Amended and Restated Joint Services Agreement, dated as of April 26, 2005 by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc. +++++

10.26	Amended and Restated Joint Marketing Agreement, dated as of April 26, 2005 by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc. +++++

10.27	Employment Agreement dated as of October 15, 2007 by and between Colony Resorts LVH Acquisition, LLC and Joseph DeRosa ++++++

14.1	Code of Ethics*******

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Form 10, filed March 15, 2004 (File Number 0-50635).
**	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 10, filed April 26, 2004 (File Number 0-50635).
***	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Form 10, filed June 17, 2004 (File Number 0-50635).
+	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed June 28, 2004 (File Number 0-50635).
****	Incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to Form 10 filed August 13, 2004 (File Number 0-50635).
*****	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 23, 2004 (File Number 0-50635).
******	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q/A filed September 9, 2004 (File Number 0-50635).
******	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed November 15, 2004 (File Number 0-50635).
*******	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 31, 2004 (File Number 000-50635)
++	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 14, 2006.
+++	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed May 19, 2006.
++++	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed November 14, 2006
+++++	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 30, 2007.
++++++	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed November 14, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONY RESORTS LVH ACQUISITIONS, LLC

March 13, 2008	By:	/s/ RODOLFO PRIETO
Rodolfo Prieto
Chief Executive Officer and General Manager
(Principal Executive Officer)

March 13, 2008	By:	/s/ ROBERT SCHAFFHAUSER
Robert Schaffhauser
Executive Vice President of Finance
(Principal Financial Officer)