Form 10-Q
period 2008-03-31
COLONY RESORTS LVH ACQUISITIONS LLC
filed 2008-05-12
CIK 1282607

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

As of May 1, 2008 there were 1.5 Class A Membership Units outstanding and there were 1,500,000 Class B Membership Units outstanding.

COLONY RESORTS LVH ACQUISITIONS, LLC

FORM 10-Q

COLONY RESORTS LVH ACQUISITIONS, LLC

CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2008	December 31, 2007*
	(Unaudited)
Assets
CURRENT ASSETS:
Cash and equivalents	$30,773	$23,645
Restricted cash	3,434	3,168
Accounts receivable, net of allowance for doubtful accounts of $6,654 at March 31, 2008 and $5,912 at December 31, 2007	20,845	18,168
Inventories	3,039	3,089
Prepaid expenses and other current assets	5,737	4,916

Total current assets	63,828	52,986
PROPERTY AND EQUIPMENT, NET	349,783	352,327
RESTRICTED CASH	3,522	3,772
OTHER ASSETS, NET	888	2,723

Total assets	$418,021	$411,808

Liabilities and Members’ Equity
CURRENT LIABILITIES:
Accounts payable	$6,138	$11,710
Accrued expenses	33,851	33,072
Due to affiliates	619	1,311

Total current liabilities	40,608	46,093
TERM LOAN	249,349	244,279

Total liabilities	289,957	290,372
COMMITMENTS AND CONTINGENCIES
REDEEMABLE MEMBERS’ EQUITY	60,000	60,000
MEMBERS’ EQUITY	68,064	61,436

Total liabilities and members’ equity	$418,021	$411,808

*	Condensed from audited financial statements.

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF INCOME

(in thousands, except unit data)

	For the three months ended March 31, 2008	For the three months ended March 31, 2007
Revenues:
Casino	$26,435	$27,077
Rooms	34,706	32,627
Food and beverage	21,483	20,115
Other revenue	6,141	6,906

Total revenue	88,765	86,725
Less: promotional allowances	(8,148)	(7,460)

Net revenues	80,617	79,265

Expenses:
Casino	20,506	19,722
Rooms	8,560	8,008
Food and beverage	14,453	13,873
Other expense	3,659	4,521
General & administrative	17,371	17,523
Depreciation and amortization	5,052	3,802

Total expense	69,601	67,449

Operating income	11,016	11,816
Interest expense	4,388	4,730

Net income	$6,628	$7,086

Net income allocation
Allocable to Class A	$—	$—
Allocable to Class B	$6,628	$7,086
Basic weighted average Class A membership units outstanding	1.50	1.50
Basic weighted average Class B membership units outstanding	1,500,000.00	1,500,000.00
Diluted weighted average membership units outstanding	1,666,668.67	1,666,668.67
Net income per Class A membership unit-basic	$4.42	$4.72
Net income per Class B membership unit-basic	$4.42	$4.72
Per membership unit-diluted	$3.98	$4.25

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	For the three months ended March 31, 2008	For the three months ended March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,628	$7,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,052	3,802
Valuation change in interest rate cap agreement	—	56
Amortization of deferred financing costs	404	404
Provision for doubtful accounts	756	468
Stock-based employee compensation	—	788
Changes in assets and liabilities:
Accounts receivable	(3,433)	(1,921)
Inventories	50	(48)
Prepaid expenses and other current assets	(619)	(115)
Other assets	1,229	134
Accounts payable	(5,572)	(5,153)
Accrued expenses	780	(1,428)
Due to affiliates	(691)	(1,635)

Net cash provided by operating activities	4,584	2,438

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(2,509)	(6,299)
(Increase)/decrease in restricted cash	(16)	736

Net cash used in investing activities	(2,525)	(5,563)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Term Loan	5,069	5,063
Debt issuance costs	—	(1)

Net cash provided by financing activities	5,069	5,062

Increase in cash and equivalents	7,128	1,937
Cash and equivalents at beginning of year	23,645	22,943

Cash and equivalents at end of period	$30,773	$24,880

Supplemental Cash Flow Disclosure:
Cash paid for interest, net of amount capitalized	$3,044	$4,269

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

Interim Financial Statements

The accompanying condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results for the three-months ended March 31, 2008, are not necessarily indicative of results to be expected for the full fiscal year.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 as of January 1, 2008 for financial instruments. Although the adoption of SFAS No. 157 did not have a material effect on the Company’s financial position, results of operations or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore, requiring an entity to develop its own assumptions.

As of March 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These assets included the Company’s derivative instruments related to its interest cap agreement.

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

In March 2008, the FASB released SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact the adoption of SFAS No. 161 will have on the Company’s consolidated financial statements.

2. NEW TERM LOAN

On May 11, 2006, the Company entered into a new Loan Agreement with Goldman Sachs Commercial Mortgage Capital, L.P. (the “new Term Loan”). The new Term Loan was for an initial principal amount of $209.2 million and was for an initial term of two (2) years with three, one-year extensions. The Company has notified the lender of its intent to exercise its option to extend the new Term Loan for a one-year period. The Company has drawn an additional $40.1 million against the new Term Loan resulting in a total outstanding principal amount of $249.3 million. The new Term Loan is subject to future funding to a maximum of $250 million.

Interest on the new Term Loan accrues at a rate of one month LIBOR plus 2.9%. The new Term Loan provides for no amortization during the term. The new Term Loan is collateralized by a first priority deed of trust on the Property.

Pursuant to the terms of the new Term Loan, the Company purchased an interest rate cap for $607,900 with LIBOR strike rate of 5.75% for the first two years of the new Term Loan and an interest rate cap with LIBOR strike rate of 6.25% for any extension periods. As of March 31, 2008, the interest rate cap has zero value.

Proceeds from the new Term Loan were used to extinguish the Company’s original term loan dated as of June 18, 2004 and to pay a $1.0 million exit fee. The Company recorded a loss on early extinguishment of debt of approximately $1,318,000 relating to loan costs associated with the original term loan.

3. RELATED PARTY TRANSACTIONS

The Company entered into a Services Agreement, Joint Services Agreement and Joint Marketing Agreement with Resorts International Hotel, Inc. (“Resorts”) an affiliate of the Company (through common

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company provides and/or receives services from affiliated companies. The total net value of services received from the affiliated companies was approximately $1,496,000 for the three months ended March 31, 2008 and $976,000 for the three months ended March 31, 2007.

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

As of March 31, 2008, Voteco owns 0.585 Class A Units, Co-Investment Voteco owns 0.30 Class A Units,Whitehall Voteco owns 0.60 Class A Units and Mr. Ribis owns 0.015 Class A Units. In addition, as of March 31, 2008, Holdings owns 585,000 Class B Units, Co-Investment Partners owns 900,000 Class B Units and Mr. Ribis owns 15,000 Class B Units. Pursuant to the Company’s Operating Agreement, holders of Class A Units are entitled to one vote per unit in all matters to be voted on by voting members of the Company. Holders of Class B Units are not entitled to vote, except as otherwise expressly required by law.

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

6. 2004 INCENTIVE PLAN

In connection with the closing of the Acquisition, the Company’s board approved the Company’s 2004 Incentive Plan (the “Plan”). As of June 18, 2004, the Company had a total of 0.167 Class A Units and 166,667 Class B units reserved for issuance under the Plan. The Plan was amended by the board on May 16, 2006 in order to (1) comply with Section 409A of the Internal Revenue Code of 1986, as amended from time to time, and (2) eliminate the provision that excludes the value attributable to the Development Parcels (as defined in the Plan).

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

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s estimated requisite service period (generally the vesting period of equity award) on a straight-line basis. Estimates are revised if key elements of the options change. The cumulative effect on compensation cost as a result of changes to key elements or forfeiture estimates are recognized in the period of the change. The amendment on May 16, 2006 triggered a revaluation of the options. The increase in value was recorded on a straight-line basis over the remaining vesting period of the options.

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

There was approximately $788,000 of compensation cost related to the 166,667 options recognized in general and administrative expenses for the three months ended March 31, 2007 in the implementation of SFAS No. 123(R). There was no compensation cost included for the three months ended March 31, 2008. The estimated fair value of the options at the date of grant was $27.73 per membership unit and was computed using the Black-Scholes-Merton option pricing model with the following weighted average assumptions: risk free interest rate of 3.24%; no expected dividend yields; and expected vesting periods of 36 months. The estimated fair value of the options at the date of amendment was $38.21 per membership unit and was also computed using the Black-Scholes-Merton option pricing model with the following weighted average assumptions: risk free interest rate of 5.07%, no expected dividend yield, and expected vesting periods of 13 months. The following table sets forth the assumptions used to determine compensation cost for these options consistent with the requirements of SFAS No. 123(R).

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

7. COMMITMENTS AND CONTINGENCIES

Letters of Credit

Beginning in 2005 and annually thereafter, the Company was required to deliver irrevocable standby letters of credit in connection with its workers’ compensation insurance policies issued by its insurance carriers. The letters of credit are secured by certificates of deposits in the same notional amounts as the corresponding letters of credit. The initial expiration dates of these letters of credit are for one year and are automatically extended for 90 days from their expiration date unless the issuing bank notifies the company sixty days prior to such expiration dates that the letters of credit will not be renewed. As of March 31, 2008 and December 31, 2007, the certificates of deposit which secure the letters of credit total $3,512,000 and $3,762,000, respectively, and are included in restricted cash. As of March 31, 2008 and December 31, 2007, there were no amounts outstanding on the letters of credit.

Hilton License Agreement

The Company currently operates under a license agreement with Hilton Inns, Inc. The license agreement gives the Company the right to use the mark “Hilton”, is a part of Hilton’s reservation system and participates in Hilton’s “HHonors Program™” among other things. The license agreement expires on December 31, 2008.

The Company is currently seeking an extension of the license agreement with Hilton Inns, Inc. If the license agreement is not extended, the Company may realize lower occupancy levels and average daily hotel rates and incur significant, additional expenses to “re-brand” the hotel.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements, the related notes to financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and the unaudited interim condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

The following discussion of the Company’s results of operations compares the three months ended March 31, 2008 to the three months ended March 31, 2007.

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

Summary Financial Information

The Hotel offers hotel, gaming, dining, entertainment, retail and spa amenities at one location in Las Vegas and under one operating segment. Approximately 30% of the Hotel’s gross revenue is derived from gaming, while 39% is derived from room revenue. Room revenue is significant because of the Hotel’s location next to the Las Vegas Convention Center and its related emphasis on the group, convention, and trade show business.

The following table summarizes the Hotel’s results of operations (in thousands):

	Three Months Ended March 31,
	2008	2007
Net revenues	$80,617	$79,265
Operating income	11,016	11,816
Net income	6,628	7,086

Comparison of the Three Months Ended March 31, 2008 with the Three Months Ended March 31, 2007

Revenue Information

The breakdown of the Property’s net revenue is as follows (dollars in thousands):

	Three Months Ended March 31,
	2008	2007	Percent Change
Casino	$26,435	$27,077	(2.4)%
Rooms	34,706	32,627	6.4%
Food and beverage	21,483	20,115	6.8%
Other	6,141	6,906	(11.1)%

	88,765	86,725	2.4%
Less- promotional allowance	(8,148)	(7,460)	9.2%

			1.7%
Total net revenues	$80,617	$79,265

Casino

Casino revenue decreased $0.6 million, or 2.4%, to $26.4 million for the quarter ended March 31, 2008, compared to $27.0 million for the quarter ended March 31, 2007. The decrease in casino revenue was primarily due to a decrease in table win percentage during the period. High worth table game patrons in the first quarter of 2008 were more successful against the Hotel than high worth table game patrons the first quarter of 2007. Slot win increased by approximately $0.4 million from the quarter ended March 31, 2008 compared to 2007. The slot win increase was primarily a result of an increase in hold percentage for the quarter ended March 31, 2008 compared to the hold percentage for the quarter ended March 31, 2007. Other gaming revenue decreased approximately $0.3 million for the quarter ended March 31, 2008 over the quarter ended March 31, 2007 primarily due to the closure of the poker room at the end of 2007.

The Casino operating department margin was 22.4% for the quarter ended March 31, 2008 compared to an operating department margin of 27.2% for the quarter ended March 31, 2007. The decrease in operating efficiency was primarily a result of increased casino marketing expenses and an increase in bad debt expense from quarter to quarter.

Rooms

For the quarter ended March 31, 2008, room revenue was $34.7 million, an increase of $2.1 million from the quarter ended March 31, 2007. The increase is primarily attributable to an increase in occupied room nights for the quarter ended March 31, 2008 compared to occupied room nights for the quarter ended March 31, 2007.

The Room operating department margin was flat at 75.3% for the three months ended March 31, 2008 compared to 75.5% for the three months ended March 31, 2007. The increase in operating efficiency was a result of increased room revenue and stable room expenses.

Food and Beverage

Food and beverage revenue for the quarter ended March 31, 2008 was $21.5 million compared to $20.1 million for the quarter ended March 31, 2007 representing an increase of $1.4 million or 6.8%. Increased revenue was primarily due to increased banquets and catering as well as additional revenue from an owned outlet that was previously a lessee. A relatively stable cost structure combined with increased volume improved food and beverage operating margins from 31.0% during the quarter ended March 31, 2007 to 32.7% during the quarter ended March 31, 2008.

Other

Other Revenue includes retail sales, entertainment sales and miscellaneous income. Other Revenue was approximately $6.1 million for the quarter ended March 31, 2008 or $0.8 million less than Other Revenue reported for the quarter ended March 31, 2007. Fewer entertainment acts were scheduled for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007

Operating Cost and Expense Information

The breakdown of the Property’s operating costs and expenses is as follows (dollars in thousands):

	Three Months Ended March 31,
	2008	2007	Percent Change
Casino	$20,506	$19,722	4.0%
Rooms	8,560	8,008	6.9%
Food and beverage	14,453	13,873	4.2%
Other	3,659	4,521	(19.1)%
General and administrative	17,371	17,523	(1.0)%
Depreciation & amortization	5,052	3,802	32.9%

Total	$69,601	$67,449	3.2%

Operating Expenses

Operating expenses increased $2.2 million for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007. The increase is primarily due to an increase in advertising and promotional expenses offset by a decrease in entertainment artist fees due to fewer performances.

Depreciation and amortization increased from $3.8 million for the quarter ended March 31, 2007 to $5.1 million for the quarter ended March 31, 2008. The increase is primarily due to the additional expense associated with renovated rooms completed during 2007.

Interest Expense

For the quarter ended March 31, 2008, interest expense totaled $4.4 million. For the quarter ended March 31, 2007, interest expense totaled $4.7 million. Interest expense was relatively flat with lower rates during the first quarter ended March 31, 2008 compared to the first quarter ended March 31, 2007 offset by higher loan balances during the first quarter ended March 31, 2008 compared to the first quarter ended March 31, 2007.

Liquidity and Capital Resources

Cash flows of the Company for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 consisted of the following:

Cash Flow—Operating Activities

Cash flow provided by operations was $4.6 million for the three months ended March 31, 2008 compared to $2.4 million provided by operations for the three months ended March 31, 2007 an increase of $2.2 million. Depreciation and amortization increased by $1.3 million from $3.8 million for the three months ended March 31, 2007 compared to $5.1 million for the three months ended March 31, 2008.

As of March 31, 2008, the Company had cash and equivalents of $30.8 million of which $7.7 million was cash in the casino to fund daily operations. For the remainder of 2008, the Company expects to fund property operations, capital expenditures, and debt service requirements from existing cash balances, operating cash flow and new borrowings.

Cash Flows—Investing Activities

For the quarter ended March 31, 2008, $2.5 million of cash was used to fund investing activities related to additions of property and equipment. For the quarter ended March 31, 2007, $6.3 million of cash was also used for additions to property and equipment.

Cash Flows—Financing Activities

For each of the quarters ended March 31, 2008 and 2007, $5.1 million of new borrowings under the new Term Loan was used for the purchase of property and equipment.

The new Term Loan has an original expiration date of May 10, 2008. Upon the satisfaction of certain conditions, the new Term Loan provides for three, one-year extensions. The Company has notified the lender of the exercise of its option to extend the maturity date on the new Term Loan to May 10, 2009.

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

Contractual Obligation and Other Commitments

The following table summarizes the Company’s contractual obligations and commitments (amount in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In Thousands)
Long-Term Debt Obligation
New Term Loan (a)	$—	$249,349	$—	$—	$249,349
Variable interest payments (b)	14,820	1,641	—	—	16,461
Contractual Obligations
Employment agreements (c)	3,106	789	—	—	3,895
Licensing agreement (d)	1,500	—	—	—	1,500
Entertainment contracts (e)	6,411	5,805	—	—	12,216

	$25,837	$257,584	$—	$—	$283,421

(a)	The new Term Loan, with an initial funding of $209,200,000 originated May 11, 2006. The Company has drawn an additional $40.1 million under the new Term Loan and as of March 31, 2008, the outstanding balance on the term loan was $249,349,670. The loan accrues interest at a rate of 2.9% plus one-month LIBOR which was 5.98% at March 31, 2008. The loan has a two-year term and can be extended for three, one-year extensions. Additional funding is available for a maximum balance of $250,000,000. The loan is collateralized by a first priority deed of trust on the property and has no amortization prior to maturity. The above commitment schedule assumes the loan will be renewed.
(b)	Based on March 31, 2008 LIBOR rates of 5.98% plus the applicable interest rate.
(c)	The Company is party to employment agreements with 15 of its senior executives, with original terms of three to five years.
(d)

The Company licenses from Hilton the right to use the mark “Hilton” and is part of Hilton’s reservation system and Hilton’s “HHonors Program TM”. The license expires on December 31, 2008 and during the term of the license, the Company is required to pay Hilton an annual fee of $2 million plus 1% of the Hotel’s gross room revenue.

(e)	The Company is party to certain contracts to retain specific entertainers for recurring performances. These agreements expire during 2008 and 2009.

Off-Balance Sheet Arrangements

The Company is not currently subject to any off-balance sheet arrangements which it believes will have a material adverse impact on its financial condition.

Debt Instruments

The following table provides information about the Company’s long-term debt at March 31, 2008 amounts in thousands):

	Maturity Date	Face amount	Carrying value	Estimated fair value
Term Loan	May 2008	$249,349	$249,349	$249,349

The new Term Loan originated May 11, 2006 and had an initial principal amount of $209.2 million with interest accruing at a rate of one month LIBOR plus 2.9%. The initial term was two years with three, one-year extension options. The new Term Loan contains certain restrictions that, among other things, limit the ability of the Company to incur additional indebtedness, create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell assets of the Company without prior approval of the lenders or noteholders. The Company has notified the lender of its intent to exercise its right to extend the loan for one year.

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

Self-Insurance Reserve

The Company is self insured up to certain stop loss amounts for workers’ compensation and guest liability claims. In estimating this accrual, the Company considers historical loss experience and makes judgments about the expected levels of costs per claim. The Company believes its estimates of future liability are reasonable based upon its methodology; however, changes in accident frequency and severity and other factors could materially affect the estimate for this liability.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 as of January 1, 2008 for financial instruments. Although the adoption of SFAS No. 157 did not have a material effect on the Company’s financial position, results of operations or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore, requiring an entity to develop its own assumptions.

As of March 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These assets included the Company’s derivative instruments related to its interest cap agreement.

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

In March 2008, the FASB released SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact the adoption of SFAS No. 161 will have on the Company’s consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company’s primary exposure to market risk is interest rate risk associated with its variable rate long-term debt. If LIBOR were to increase 100 basis points and there were no additional borrowings, interest expense would increase approximately $2.5 million for the year ending December 31, 2008. The Company attempts to manage its interest rate risk by entering into interest rate cap agreements. The Company does not hold or issue financial instruments for trading purposes and does not enter into derivative transactions that would be considered speculative positions. The derivative financial instruments consist exclusively of interest rate cap agreements. Differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expenses.

To manage counterparty credit risk in interest rate cap agreements, the Company only enters into agreements with highly rated institutions that can be expected to perform under terms of such agreements.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, including our Executive Vice President of Finance and our Chief Executive Officer and General Manager, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a) – 15(e) and 15(d) – 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our principal executive and principal financial officers concluded our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in our SEC reports. There has been no change in our internal control over financial reporting (as defined in Rules 13(a) – 15(e) and 15(d) – 15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

COLONY RESORTS LVH ACQUISITIONS, LLC

Date: May 12, 2008	By:	/s/ Rodolfo Prieto
Rodolfo Prieto
Chief Executive Officer and General Manager

Date: May 12, 2008	By:	/s/ Robert Schaffhauser
Robert Schaffhauser
Executive Vice President of Finance