Form 10-Q
period 2008-06-30
COLONY RESORTS LVH ACQUISITIONS LLC
filed 2008-08-11
CIK 1282607

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2008 there were 1.5 Class A Membership Units outstanding and there were 1,500,000 Class B Membership Units outstanding.

COLONY RESORTS LVH ACQUISITIONS, LLC

FORM 10-Q

COLONY RESORTS LVH ACQUISITIONS, LLC

CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2008	December 31, 2007*
	(Unaudited)
Assets
CURRENT ASSETS:
Cash and equivalents	$35,058	$23,645
Restricted cash	3,076	3,168
Accounts receivable, net of allowance for doubtful accounts of $6,909 at June 30, 2008 and $5,912 at December 31, 2007	17,119	18,168
Inventories	2,857	3,089
Prepaid expenses and other current assets	7,327	4,916

Total current assets	65,437	52,986
PROPERTY AND EQUIPMENT, NET	347,268	352,327
RESTRICTED CASH	4,850	3,772
OTHER ASSETS, NET	881	2,723

Total assets	$418,436	$411,808

Liabilities and Members’ Equity
CURRENT LIABILITIES:
Accounts payable	$5,272	$11,710
Accrued expenses	31,024	33,072
Due to affiliates	682	1,311

Total current liabilities	36,978	46,093
TERM LOAN	250,000	244,279

Total liabilities	286,978	290,372
COMMITMENTS AND CONTINGENCIES
REDEEMABLE MEMBERS’ EQUITY	60,000	60,000
MEMBERS’ EQUITY	71,458	61,436

Total liabilities and members’ equity	$418,436	$411,808

*	Condensed from audited financial statements.

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except unit data)

	For the three months ended June 30, 2008	For the three months ended June 30, 2007
Revenues:
Casino	$24,818	$26,347
Rooms	31,647	28,043
Food and beverage	19,802	18,571
Other revenue	6,104	6,572

Total revenue	82,371	79,533
Less: promotional allowances	(6,914)	(7,181)

Net revenues	75,457	72,352

Expenses:
Casino	18,471	20,164
Rooms	9,006	8,458
Food and beverage	14,528	13,694
Other expense	3,926	4,035
General and administrative	17,464	17,784
Depreciation and amortization	5,066	3,914

Total expense	68,461	68,049

Operating income	6,996	4,303
Interest expense	3,602	4,797

Net income (loss)	$3,394	$(494)

Net income (loss) allocation
Allocable to Class A	$—	$—
Allocable to Class B	$3,394	$(494)
Basic weighted average Class A membership units outstanding	1.50	1.50
Basic weighted average Class B membership units outstanding	1,500,000.00	1,500,000.00
Diluted weighted average membership units outstanding	1,666,668.67	1,666,668.67
Net income (loss) per Class A membership unit-basic	$2.26	$(.33)
Net income (loss) per Class B membership unit-basic	$2.26	$(.33)
Per membership unit-diluted	$2.04	$(.33)

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF INCOME

(in thousands, except unit data)

	For the six months ended June 30, 2008	For the six months ended June 30, 2007
Revenues:
Casino	$51,253	$53,424
Rooms	66,353	60,682
Food and beverage	41,286	38,686
Other revenue	12,244	13,467

Total revenue	171,136	166,259
Less: promotional allowances	(15,061)	(14,641)

Net revenues	156,075	151,618

Expenses:
Casino	38,977	39,885
Rooms	17,566	16,466
Food and beverage	28,981	27,567
Other expense	7,585	8,556
General and administrative	34,836	35,309
Depreciation and amortization	10,119	7,716

Total expense	138,064	135,499

Operating income	18,011	16,119
Interest expense	7,989	9,527

Net income	$10,022	$6,592

Net income allocation
Allocable to Class A	$—	$—
Allocable to Class B	$10,022	$6,592
Basic weighted average Class A membership units outstanding	1.50	1.50
Basic weighted average Class B membership units outstanding	1,500,000.00	1,500,000.0
Diluted weighted average membership units outstanding	1,666,668.67	1,666,668.67
Net income per Class A membership unit-basic	$6.68	$4.39
Net income per Class B membership unit-basic	$6.68	$4.39
Per membership unit-diluted	$6.01	$3.96

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	For the six months ended June 30, 2008	For the six months ended June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,022	$6,592
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,119	7,716
Valuation change in interest rate cap agreement	6	91
Amortization of deferred financing costs	606	808
Provision for doubtful accounts	1,434	1,036
Stock-based employee compensation	—	1,340
Changes in assets and liabilities:
Accounts receivable	(386)	(5,812)
Inventories	232	(20)
Prepaid expenses and other current assets	(2,411)	(1,539)
Other assets	1,230	359
Accounts payable	(6,437)	(7,528)
Accrued expenses	(2,079)	622
Due to affiliates	(629)	(485)

Net cash provided by operating activities	11,707	3,180

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(5,060)	(13,412)
Increase in restricted cash	(986)	(1,284)

Net cash used in investing activities	(6,046)	(14,696)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Term Loan	5,752	10,247

Increase)/ (decrease) in cash and equivalents	11,413	(1,269)
Cash and equivalents at beginning of year	23,645	22,943

Cash and equivalents at end of period	$35,058	$21,674

Supplemental Cash Flow Disclosure:
Cash paid for interest, net of amount capitalized	$7,337	$8,628

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

Prior to June 18, 2004, the Company had conducted no business other than in connection with the execution of the Purchase and Sale Agreement, relating to the acquisition of substantially all of the assets and certain liabilities of LVH Corporation, a Nevada corporation (“LVH”) (the “Acquisition”). LVH is a wholly owned subsidiary of Caesars Entertainment, Inc., formerly Park Place Entertainment Corporation (“Caesars”) that prior to the Acquisition operated the Hotel. Commencing June 18, 2004, the operations, assets and liabilities of the Property are included in the Company’s financial statements.

Interim Financial Statements

The accompanying condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results for the six-months ended June 30, 2008, are not necessarily indicative of results to be expected for the full fiscal year.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 as of January 1, 2008 for financial instruments. Although the adoption of SFAS No. 157 did not have a material effect on the Company’s financial position, results of operations or cash flow, the Company is now required to provide additional disclosures as part of its financial statements. Further, in February 2008, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) 157-2 “Effective Date of FASB Statement No. 157”, (“FSP FAS 157-2”) which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact FSP FAS 157-2 will have on its financial statements.

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

As of June 30, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These assets included the Company’s derivative instruments related to its interest cap agreement.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted the provisions of SFAS 159 as of January 1, 2008. The adoption of SFAS No. 159 did not have a material effect on the Company’s financial position, results of operations or cash flow.

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

2. NEW TERM LOAN

On May 11, 2006, the Company entered into a new Loan Agreement with Goldman Sachs Commercial Mortgage Capital, L.P. (the “new Term Loan”). The new Term Loan was for an initial principal amount of $209.2 million and was for an initial term of two (2) years with three, one-year extensions. Effective June 3, 2008, the lender granted the Company a one-year extension to the new Term Loan for which the Company paid a $625,000 extension fee. The Company has drawn an additional $40.8 million against the new Term Loan resulting in a total outstanding principal amount of $250 million. The new Term Loan is subject to a maximum funding of $250 million.

Interest on the new Term Loan accrues at a rate of one month LIBOR plus 2.9%. The new Term Loan provides for no amortization during the term. The new Term Loan is collateralized by a first priority deed of trust on the Property.

Pursuant to the terms of the new Term Loan, the Company purchased an interest rate cap for $13,000 with LIBOR strike rate of 6.25% for the one year extension of the new Term Loan. As of June 30, 2008, the interest rate cap was valued at $6,790.

Proceeds from the initial funding of the new Term Loan were used to extinguish the Company’s original term loan dated as of June 18, 2004 and to pay a $1.0 million exit fee. The Company recorded a loss on early extinguishment of debt of approximately $1,318,000 relating to loan costs associated with the original term loan. Additional fundings have been used primarily for purchase of property and equipment.

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

The Company provides and/or receives services from affiliated companies. The total net value of services received from the affiliated companies was approximately $2,917,000 for the six months ended June 30, 2008 and $2,454,000 for the six months ended June 30, 2007.

4. REDEEMABLE MEMBERS’ INTERESTS

In connection with the closing of the Acquisition, the Company, Voteco, Co-Investment Voteco, Co-Investment Partners and Holdings entered into a Sale Right Agreement, dated June 18, 2004 (the “Sale Right Agreement”). Pursuant to the terms of Co-Investment Partners’ partnership agreement, at any time after May 23, 2008, Whitehall (a limited partner in Co-Investment Partners and an affiliate of Goldman Sachs Commercial Mortgage Capital, L.P., the lender under the new Term Loan) has the right to request that Co-Investment Partners purchase all of Whitehall’s interest in Co-Investment Partners at a purchase price determined by Whitehall. Pursuant to the Sale Right Agreement, upon receiving notice from Whitehall that it has exercised the sale right the Company must, within forty-five days elect to either (i) purchase that portion of the Class B Membership Units which represent Whitehall’s interest in Co-Investment Partners or (ii) sell the Company in its entirety. If the Company elects not to redeem the Class B Membership Units, it must appoint Goldman Sachs & Co. as its sole and exclusive agent for a period of one year to seek to sell the Company at a price extrapolated from the price Whitehall established for its interest in Co-Investment Partners. In addition, on June 18, 2010, if the Company has not been sold pursuant to sale right above or otherwise, the Company shall appoint Goldman Sachs & Co. as its sole agent to seek to sell the Company at the best price obtainable unless Whitehall and Co-Investment Partners both agree not to sell the Company or to postpone such sale. For purposes of the diluted membership unit calculation, it is assumed that the redemption of Whitehall’s interest or sale of the property will be consummated at fair value. To date, Whitehall has chosen not to exercise its sale right.

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

As of June 30, 2008, Voteco owns 0.585 Class A Units, Co-Investment Voteco owns 0.30 Class A Units,Whitehall Voteco owns 0.60 Class A Units and Mr. Ribis owns 0.015 Class A Units. In addition, as of June 30, 2008, Holdings owns 585,000 Class B Units, Co-Investment Partners owns 900,000 Class B Units and Mr. Ribis owns 15,000 Class B Units. Pursuant to the Company’s Operating Agreement, holders of Class A Units are entitled to one vote per unit in all matters to be voted on by voting members of the Company. Holders of Class B Units are not entitled to vote, except as otherwise expressly required by law.

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

Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No.25), and related interpretations. The Company adopted SFAS No. 123(R) using the modified prospective method and accordingly, financial statement amounts for prior periods have not been restated to reflect the fair value method of recognizing compensation cost relating to these options.

The fair value of the option awards is estimated on the date of grant using an appraisal of the value of the Company and its membership units. No additional grants have been awarded subsequent to the Acquisition date.

There was approximately $1.3 million of compensation cost related to the 166,667 options recognized in general and administrative expenses for the six months ended June 30, 2007 in the implementation of SFAS No. 123(R). There was no compensation cost included for the six months ended June 30, 2008. The estimated fair value of the options at the date of grant was $27.73 per membership unit and was computed using the Black-Scholes-Merton option pricing model with the following weighted average assumptions: risk free interest rate of 3.24%; no expected dividend yields; and expected vesting periods of 36 months. The estimated fair value of the options at the date of amendment was $38.21 per membership unit and was also computed using the Black-Scholes-Merton option pricing model with the following weighted average assumptions: risk free interest rate of 5.07%, no expected dividend yield, and expected vesting periods of 13 months. The following table sets forth the assumptions used to determine compensation cost for these options consistent with the requirements of SFAS No. 123(R).

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

7. COMMITMENTS AND CONTINGENCIES

Letters of Credit

Beginning in 2005 and annually thereafter, the Company was required to deliver irrevocable standby letters of credit in connection with its workers’ compensation insurance policies issued by its insurance carriers. The letters of credit are secured by certificates of deposits in the same notional amounts as the corresponding letters of credit. The initial expiration dates of these letters of credit are for one year and are automatically extended for 90 days from their expiration date unless the issuing bank notifies the company sixty days prior to such expiration dates that the letters of credit will not be renewed. As of June 30, 2008 and December 31, 2007, the certificates of deposit which secure the letters of credit total $3,512,000 and $3,762,000, respectively, and are included in restricted cash. As of June 30, 2008 and December 31, 2007, there were no amounts outstanding on the letters of credit.

Hilton License Agreement

The Company currently operates under a license agreement with Hilton Inns, Inc. The license agreement gives the Company the right to use the mark “Hilton” and to participate in Hilton’s reservation system and HHonors Program™ among other things. The license agreement expires on December 31, 2008.

The Company is currently seeking an extension of the license agreement with Hilton Inns, Inc. If the license agreement is not extended, the Company may realize lower occupancy levels and average daily hotel rates and incur significant, additional expenses to re-brand the hotel.

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

Overview

The following discussion of the Company’s results of operations compares the three months and six months ended June 30, 2008 to the three months and six months ended June 30, 2007 respectively.

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

Comparison of the Three Months Ended June 30, 2008 with the Three Months Ended June 30, 2007

Summary Financial Information

The Hotel offers hotel, gaming, dining, entertainment, retail and spa amenities at one location in Las Vegas and under one operating segment. Approximately 30% of the Hotel’s gross revenue is derived from gaming, while 38% is derived from room revenue. Room revenue is significant because of the Hotel’s location next to the Las Vegas Convention Center and its related emphasis on the group, convention, and trade show business.

The following table summarizes the Hotel’s results of operations (in thousands):

	Three Months Ended June 30,
	2008	2007
Net revenues	$75,457	$72,352
Operating income	6,996	4,303
Net income (loss)	3,394	(494)

Revenue Information

The breakdown of the Property’s net revenue is as follows (dollars in thousands):

	Three Months Ended June 30,
	2008	2007	Percent Change
Casino	$24,818	$26,347	(5.8)%
Rooms	31,647	28,043	12.9%
Food and beverage	19,802	18,571	6.6%
Other revenue	6,104	6,572	(7.1)%

	82,371	79,533	3.6%
Less - promotional allowance	(6,914)	(7,181)	(3.7)%

Net revenues	$75,457	$72,352	4.3%

Casino

Casino revenue decreased $1.5 million, or 5.8%, to $24.8 million for the quarter ended June 30, 2008, compared to $26.3 million for the quarter ended June 30, 2007. The decrease in casino revenue was due to a $1.2 million decrease in the slot win and a $0.6 million decrease in table game win offset by a slight increase in race and sportsbook win. The decrease in slot and table game win is primarily a result of lower slot and table game drop for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007. The decrease in volume is due to the general economic downturn and fierce competition. The slight increase in race and sportsbook win is primarily due to higher sportsbook betting.

The Casino operating department margin was 25.6% for the quarter ended June 30, 2008. The operating department margin was 23.5% for the quarter ended June 30, 2007. The increase in operating margin was primarily due to reduced promotional spending.

Rooms

For the quarter ended June 30, 2008, room revenue was $31.6 million, an increase of $3.6 million from the quarter ended June 30, 2007. The increase is primarily attributable to an increase in the average daily room rate for the quarter ended June 30, 2008 compared to the average daily room rate for the quarter ended June 30, 2007.

The Room operating department margin was 71.5% for the quarter ended June 30, 2008. The operating department margin was 69.8% for the quarter ended June 30, 2007. The increased operating margin was due to higher revenue combined with stable expenses.

Food and Beverage

Food and Beverage revenue for the quarter ended June 30, 2008 was $19.8 million compared to $18.6 million for the quarter ended June 30, 2007 - an increase of $1.2 million or 6.6%. The increase in revenue was primarily due to increased revenue from banquets and catering as a result of more convention groups and the opening of a new Company-owned food outlet in 2008. The operating margins were unchanged with an operating margin of 26.6% for the quarter ended June 30, 2008 compared to an operating margin of 26.3% for the quarter ended June 30, 2007.

Other

Other Revenue includes retail sales, entertainment sales and miscellaneous income. Other Revenue was approximately $6.1 million for the quarter ended June 30, 2008 or $0.5 million less than Other Revenue reported for the quarter ended June 30, 2007. Entertainment revenue was higher for the second quarter of 2007 compared to the second quarter of 2008 because of more scheduled performances from headliner entertainment.

Operating Cost and Expense Information

The breakdown of the Property’s operating costs and expenses is as follows (dollars in thousands):

	Three Months Ended June 30,
	2008	2007	Percent Change
Casino	$18,471	$20,164	(8.4)%
Rooms	9,006	8,458	6.5%
Food and beverage	14,528	13,694	6.1%
Other	3,926	4,035	(2.7)%
General and administrative	17,464	17,784	(1.8)%
Depreciation and amortization	5,066	3,914	29.4%

Total	$68,461	$68,049	0.6%

Operating Expenses

Operating expenses increased $0.4 million for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007. The increase was primarily due to an increase in depreciation and amortization.

Depreciation and amortization increased from $3.9 million for the quarter ended June 30, 2007 to $5.1 million for the quarter ended June 30, 2008. The increase is primarily due to the additional depreciation expense associated with renovations completed during 2007.

Casino expenses decreased from $20.2 million for the quarter ended June 30, 2007 to $18.5 million for the quarter ended June 30, 2008. The decrease was due to less promotional spending for the second quarter of 2008 compared to the second quarter of 2007.

Interest Expense

For the three months ended June 30, 2008, interest expense totaled $3.6 million. For the three months ended June 30, 2007, interest expense totaled $4.8 million. The decrease of $1.2 million is due to the floating rate of the LIBOR index.

Comparison of the Six Months Ended June 30, 2008 with the Six Months Ended June 30, 2007

Summary Financial Information

The following table summarizes the Hotel’s results of operations (in thousands):

	Six Months Ended June 30,
	2008	2007
Net revenues	$156,075	$151,618
Operating income	18,011	16,119
Net income	10,022	6,592

Revenue Information

The breakdown of the Property’s net revenue is as follows (dollars in thousands):

	Six Months Ended June 30,
	2008	2007	Percent Change
Casino	$51,253	$53,424	(4.1)%
Rooms	66,353	60,682	9.3%
Food and beverage	41,286	38,686	6.7%
Other revenue	12,244	13,467	(9.1)%

	171,136	166,259	2.9%
Less: - promotional allowance	(15,061)	(14,641)	2.9%

Net revenues	$156,075	$151,618	2.9%

Casino

Casino revenue decreased $2.2 million, or 4.1%, to $51.3 million for the six months ended June 30, 2008, compared to $53.4 million for the six months ended June 30, 2007. The decrease was primarily from reduced slot win and table games win and also from the elimination of the poker room. Table games revenue decreased $1.7 million for the first six months of 2008 compared to the first six months of 2007. Slot revenue decreased $0.8 million for the first six months of 2008 compared to the first six months of 2007. The decrease in slot win and table game win was primarily due to a decrease in drop. The general economic downturn, a shift in casino marketing efforts away from high end players and a highly competitive environment has resulted in less volume from 2007 to 2008. The poker room which was included in Casino revenue was closed in December 2007.

The Casino operating department margin was 24.0% for the six months ended June 30, 2008. The Casino operating department margin was 25.3% for the six months ended June 30, 2007. The lower operating margin was the result of reduced casino revenue and relatively fixed casino operating expenses.

Rooms

For the first six months ended June 30, 2008, room revenue was $66.4 million, an increase of $5.7 million from the first six months ended June 30, 2007. The increase is attributed to an increase in both the average daily room rate and occupancy. Occupancy was higher in the first six months ended June 30, 2008 compared to occupancy for the six months ended June 30, 2007 due to increased room inventory. During 2007, significant rooms were unavailable to rent because of room renovation.

The Room operating department margin increased slightly from the six months ended June 30, 2007 to the six months ended June 30, 2008. The Room operating margin for the first half of 2007 was 72.9%; the room operating margin for the first half of 2008 was 73.5%. The increased margin was the result of higher revenues and stable expenses for the first six months of 2008 compared to the first six months of 2007.

Food and Beverage

Food and Beverage revenue for the six months ended June 30, 2008 was $41.3 million, a $2.6 million increase compared to $38.7 million for the six months ended June 30, 2007. The operating margin of

29.8% for the first six months of 2008 was slightly improved from the operating margin of 28.7% for the six months of 2007. Reduced labor costs were primarily responsible for the higher operating margins.

Other

Other Revenue includes retail sales, entertainment sales and miscellaneous income. Other Revenue was approximately $12.2 million for the six months ended June 30, 2008 or $1.2 million less than Other Revenue reported for the six months ended June 30, 2007. Entertainment revenue was higher for the first half of 2007 compared to the first half of 2008 because of more scheduled performances from headliner entertainment.

Operating Cost and Expense Information

The breakdown of the Property’s operating costs and expenses is as follows (dollars in thousands):

	Six Months Ended June 30,
	2008	2007	Percent Change
Casino	$38,977	$39,885	(2.3)%
Rooms	17,566	16,466	6.7%
Food and beverage	28,981	27,567	5.1%
Other expense	7,585	8,556	(11.3)%
General and administrative	34,836	35,309	(1.3)%
Depreciation and amortization	10,119	7,716	31.1%

Total	$138,064	$135,499	1.9%

Operating Expenses

Operating expenses increased $2.6 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase was primarily due to depreciation and amortization expense.

Depreciation and amortization increased from $7.7 million for the first half of 2007 to $10.1 million for the first half of 2008. The increase is primarily due to the additional depreciation expense associated with renovations completed during 2006 and 2007.

Interest Expense

For the six months ended June 30, 2008, interest expense totaled $8.0 million. For the six months ended June 30, 2007, interest expense totaled $9.5 million. The decrease of $1.5 million is due to the variable LIBOR portion of the new Term Loan.

Liquidity and Capital Resources

Cash flows of the Company for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 consisted of the following:

Cash Flow - Operating Activities

Cash flow provided by operations was $11.7 million for the six months ended June 30, 2008 compared to $3.2 million provided by operations for the six months ended June 30, 2007. Net income increased by $3.4 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Depreciation and amortization increased cash flow from operations by $10.1 million for the first six months ended June 30, 2008; depreciation and amortization increased cash flow from operations by $7.7 million for the first six months ended June 30, 2007.

As of June 30, 2008, the Company had cash and equivalents of $35.1 million of which $7.8 million was cash in the casino used to fund daily operations. For the remainder of 2008, the Company expects to fund property operations, capital expenditures, and debt service requirements from existing cash balances and operating cash flow.

Cash Flows - Investing Activities

For the six months ended June 30, 2008, $6.0 million of cash was used to fund investing activities of which $5.1 million was used for additions to property and equipment. For the six months ended June 30, 2007, $14.7 million was also used to fund investing activities of which $13.4 million of cash was used for additions to property and equipment.

Cash Flows - Financing Activities

For the six months ended June 30, 2008, $5.8 million of new borrowings under the new Term Loan were primarily used for the purchase of property and equipment. During the six months ended June 30, 2007, $10.2 million of new borrowings under the Term Loan were also primarily used for the purchase of property and equipment.

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

Contractual Obligation and Other Commitments

The following table summarizes the Company’s contractual obligations and commitments (amount in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In Thousands)
Long-Term Debt Obligation
New Term Loan (a)	$—	$250,000	$—	$—	$250,000
Variable interest payments (b)	11,506	—	—	—	11,506
Contractual Obligations
Employment agreements (c)	2,404	543	—	—	2,947
Licensing agreement (d)	1,000	—	—	—	1,000
Entertainment contracts (e)	3,763	5,805	—	—	9,568

	$18,673	$256,348	$—	$—	$275,021

(a)	The new Term Loan, with an initial funding of $209,200,000 originated May 11, 2006. The Company has drawn an additional $40.8 million under the new Term Loan and as of June 30, 2008, the outstanding balance on the term loan was $250,000,000. The loan accrues interest at a rate of 2.9% plus one-month LIBOR which was 2.45% at June 30, 2008. Effective June 3, 2008, the lender granted the Company a one-year extension to the new Term Loan for which the Company paid a $625,000 extension fee. The new Term Loan is subject to a funding maximum of $250,000,000. The loan is collateralized by a first priority deed of trust on the property and has no amortization prior to maturity.

(b)	Based on June 30, 2008 LIBOR rates of 2.45% plus the applicable interest rate.

(c)	The Company is party to employment agreements with 15 of its senior executives, with original terms of three to five years.

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

Debt Instruments

The following table provides information about the Company’s long-term debt at June 30, 2008 amounts in thousands):

	Initial Maturity Date	Face amount	Carrying value	Estimated fair value
Term Loan	May 2008	$250,000	$250,000	$250,000

On May 11, 2006, the Company entered into a new Term Loan. The new Term Loan was for an initial principal amount of $209.2 million and for an initial term of two (2) years with three, one-year extensions. Effective June 3, 2008, the lender granted the Company a one-year extension to the new Term Loan for which the Company paid $625,000 extension fee. The Company has drawn an additional $40.8 million under the new Term Loan. The new Term Loan is subject to a funding maximum of $250 million.

Interest on the new Term Loan accrues at a rate of one month LIBOR plus 2.9%. The new Term Loan provides for no amortization during the term. The new Term Loan is secured by a first priority deed of trust on the Property.

Pursuant to the terms of the new Term Loan, the Company purchased an interest rate cap with a LIBOR strike rate of 6.25% for the one-year extension of the new Term Loan.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 as of January 1, 2008 for financial instruments. Although the adoption of SFAS No. 157 did not have a material effect on the Company’s financial position, results of operations or cash flow, the Company is now required to provide additional disclosures as part of its financial statements. Further, in February 2008, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) 157-2 “Effective Date of FASB Statement No. 157”, (“FSP FAS 157-2”) which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact FSP FAS 157-2 will have on its financial statements.

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

As of June 30, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These assets included the Company’s derivative instruments related to its interest cap agreement.

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

Market risk is the risk of loss from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company’s primary exposure to market risk is interest rate risk associated with its variable rate long-term debt. If LIBOR were to increase 100 basis points and there were no additional borrowings, interest expense would increase approximately $1.25 million for the year ending December 31, 2008. The Company attempts to manage its interest rate risk by entering into interest rate cap agreements. The Company does not hold or issue financial instruments for trading purposes and does not enter into derivative transactions that would be considered speculative positions. The derivative financial instruments consist exclusively of interest rate cap agreements. Differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expenses.

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

EXHIBIT NUMBER

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

COLONY RESORTS LVH ACQUISITIONS, LLC

Date: August 11, 2008	By:	/s/ Rodolfo Prieto
Rodolfo Prieto
Chief Executive Officer and General Manager

Date: August 11, 2008	By:	/s/ Robert Schaffhauser
Robert Schaffhauser
Executive Vice President of Finance