Form 10-Q
period 2008-09-30
COLONY RESORTS LVH ACQUISITIONS LLC
filed 2008-11-10
CIK 1282607

FOR THE QUARTERLY PERIOD ENDED September 30, 2008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of November 1, 2008 there were 1.5 Class A Membership Units outstanding and there were 1,500,000 Class B Membership Units outstanding.

COLONY RESORTS LVH ACQUISITIONS, LLC

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED INTERIM FINANCIAL STATEMENTS

COLONY RESORTS LVH ACQUISITIONS, LLC

CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2008	December 31, 2007*
	(Unaudited)
Assets
CURRENT ASSETS:
Cash and equivalents	$38,647	$23,645
Restricted cash	5,715	3,168
Accounts receivable, net of allowance for doubtful accounts of $7,096 at September 30, 2008 and $5,912 at December 31, 2007	14,357	18,168
Inventories	2,978	3,089
Prepaid expenses and other current assets	6,046	5,522

Total current assets	67,743	53,592
PROPERTY AND EQUIPMENT, NET	344,974	352,327
RESTRICTED CASH	3,522	3,772
OTHER ASSETS, NET	841	2,117

Total assets	$417,080	$411,808

Liabilities and Members’ Equity
CURRENT LIABILITIES:
Accounts payable	$5,495	$11,710
Accrued expenses	34,089	33,072
Due to affiliates	2,148	1,311

Total current liabilities	41,732	46,093
TERM LOAN	250,000	244,248
LONG TERM DEPOSITS	61	31

Total liabilities	291,793	290,372
COMMITMENTS AND CONTINGENCIES
REDEEMABLE MEMBERS’ EQUITY	60,000	60,000
MEMBERS’ EQUITY	65,287	61,436

Total liabilities and members’ equity	$417,080	$411,808

*	Condensed from audited financial statements.

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except unit data)

	For the three months ended September 30, 2008	For the three months ended September 30, 2007
Revenues:
Casino	$21,832	$28,296
Rooms	25,620	24,774
Food and beverage	17,977	17,976
Other revenue	5,012	6,005

Total revenue	70,441	77,051
Less: promotional allowances	(6,973)	(7,637)

Net revenues	63,468	69,414

Expenses:
Casino	19,271	21,353
Rooms	8,355	8,084
Food and beverage	13,139	13,329
Other expense	3,518	3,944
General and administrative	16,838	17,821
Depreciation and amortization	5,123	4,009

Total expense	66,244	68,540

Operating (loss) income	(2,776)	874
Interest expense	3,395	5,086

Net loss	$(6,171)	$(4,212)

Net loss allocation
Allocable to Class A	$—	$—
Allocable to Class B	$(6,171)	$(4,212)
Basic weighted average Class A membership units outstanding	1.50	1.50
Basic weighted average Class B membership units outstanding	1,500,000.00	1,500,000.00
Diluted weighted average membership units outstanding	1,500,001.50	1,500,001.50
Net loss per Class A membership unit-basic	$(4.11)	$(2.81)
Net loss per Class B membership unit-basic	$(4.11)	$(2.81)
Per membership unit-diluted	$(4.11)	$(2.81)

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except unit data)

	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007
Revenues:
Casino	$73,085	$81,720
Rooms	91,973	85,456
Food and beverage	59,263	56,662
Other revenue	17,256	19,472

Total revenue	241,577	243,310
Less: promotional allowances	(22,035)	(22,278)

Net revenues	219,542	221,032

Expenses:
Casino	58,248	61,239
Rooms	25,921	24,550
Food and beverage	42,120	40,896
Other expense	11,102	12,500
General and administrative	51,674	53,128
Depreciation and amortization	15,242	11,726

Total expense	204,307	204,039

Operating income	15,235	16,993
Interest expense	11,384	14,613

Net income	$3,851	$2,380

Net income allocation
Allocable to Class A	$—	$—
Allocable to Class B	$3,851	$2,380
Basic weighted average Class A membership units outstanding	1.50	1.50
Basic weighted average Class B membership units outstanding	1,500,000.00	1,500,000.00
Diluted weighted average membership units outstanding	1,500,001.50	1,500,001.50
Net income per Class A membership unit-basic	$2.57	$1.59
Net income per Class B membership unit-basic	$2.57	$1.59
Per membership unit-diluted	$2.57	$1.59

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,851	$2,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,242	11,726
Valuation change in interest rate cap agreement	6	89
Amortization of deferred financing costs	819	1,212
Provision for doubtful accounts	1,654	1,839
Stock-based employee compensation	—	1,340
Changes in assets and liabilities:
Accounts receivable	2,157	(2,928)
Inventories	110	181
Prepaid expenses and other current assets	(665)	(1,173)
Other assets	1,263	(1,374)
Accounts payable	(6,215)	(6,251)
Accrued expenses	1,018	5,096
Due to affiliates	837	892
Long term deposits	30	—

Net cash provided by operating activities	20,107	13,029

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(7,889)	(23,978)
Increase (decrease) in restricted cash	(2,297)	975

Net cash used in investing activities	(10,186)	(23,003)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Term Loan	5,752	12,812
Debt issuance costs	(671)	(1)

Net cash provided by financing activities	5,081	12,811

Increase in cash and equivalents	15,002	2,837
Cash and equivalents at beginning of year	23,645	22,943

Cash and equivalents at end of period	$38,647	$25,780

Supplemental Cash Flow Disclosure:
Cash paid for interest, net of amount capitalized	$10,181	$11,872

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

Interim Financial Statements

The accompanying condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results for the three-months and nine-months ended September 30, 2008, are not necessarily indicative of results to be expected for the full fiscal year.

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Reclassifications

Certain previously reported amounts in the condensed financial statements for 2007 have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the previously reported net income.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 as of January 1, 2008 for financial instruments. Although the adoption of SFAS No. 157 did not have a material effect on the Company’s financial position, results of operations or cash flow, the Company is now required to provide additional disclosures as part of its financial statements. Further, in February 2008 the FASB issued FASB Staff Position 157-2 “Effective Date of FASB Statement 157”, (“FASP FAS 157-2”) which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact FASP FAS 157-2 will have on its financial statements.

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

As of September 30, 2008, the Company held a certain asset that is required to be measured at fair value on a recurring basis. This asset is a derivative instrument related to its interest cap agreement.

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

In March 2008, the FASB released SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” (“SFAS 161”). SFAS 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact the adoption of SFAS 161 will have on the Company’s financial statements.

On 10 October 2008, FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3” or the FSP). FSP 157-3 clarifies the application of SFAS 157, Fair Value Measurements (Statement 157), in a market that is not active. FSP 157-3 amends SFAS 157 to include an example that illustrates key considerations when applying the principles in SFAS 157 to financial assets when the market for these instruments is not active. The Company is currently assessing the impact that FAS 157-3 will have on the Company’s financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In May of 2008, the FASB issued SFAS No. 162 The Heirarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective sixty days following the United States Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 to have a significant impact on its consolidated results of operations or financial position.

2. NEW TERM LOAN

On May 11, 2006, the Company entered into a new Loan Agreement with Goldman Sachs Commercial Mortgage Capital, L.P. (the “new Term Loan”). The new Term Loan was for an initial principal amount of $209.2 million and was for an initial term of two (2) years with three, one-year extensions. Effective June 3, 2008, the lender granted the Company a one-year extension to the new Term Loan for which the Company paid a $625,000 extension fee and $46,000 in related expenses. The Company has drawn an additional $40.8 million against the new Term Loan resulting in a total outstanding principal amount of $250 million. The new Term Loan is subject to a maximum funding of $250 million.

Interest on the new Term Loan accrues at a rate of one month LIBOR plus 2.9%. The new Term Loan provides for no amortization during the term. The new Term Loan is collateralized by a first priority deed of trust on the Property.

Pursuant to the terms of the new Term Loan, the Company purchased an interest rate cap for $13,000 with LIBOR strike rate of 6.25% for the one year extension of the new Term Loan. As of September 30, 2008, the interest rate cap was valued at $7,015.

The Company’s interest rate cap agreement qualifies as a level two financial asset in accordance with SFAS 157 as of September 30, 2008; however, the balance as of September 30, 2008 and changes in the period ended September 30, 2008 did not have a material effect on the Company’s financial position or operations.

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

The Company provides and/or receives services from affiliated companies. The total net value of services received from the affiliated companies was approximately $2.9 million for the nine months ended September 30, 2008 and $3.5 million for the nine months ended September 30, 2007.

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of September 30, 2008, Voteco owns 0.585 Class A Units, Co-Investment Voteco owns 0.30 Class A Units, Whitehall Voteco owns 0.60 Class A Units and Mr. Ribis owns 0.015 Class A Units. In addition, as of September 30, 2008, Holdings owns 585,000 Class B Units, Co-Investment Partners owns 900,000 Class B Units and Mr. Ribis owns 15,000 Class B Units. Pursuant to the Operating Agreement, holders of Class A Units are entitled to one vote per unit in all matters to be voted on by voting members of the Company. Holders of Class B Units are not entitled to vote, except as otherwise expressly required by law.

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

There was no compensation costs related to the 166,667 options included for the nine months ended September 30, 2008 in the implementation of SFAS No. 123(R). There was approximately $1.3 million of compensation cost related to the 166,667 options recognized in general and administrative expenses for the nine months ended September 30, 2007. There was no compensation cost in general and administrative expenses for the three months ended September 30, 2007. The 166,667 options are fully vested as of June 30, 2007 and there has been no additional compensation expense related to this option plan since that date.

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

7. COMMITMENTS AND CONTINGENCIES

Letters of Credit

Beginning in 2005 and annually thereafter, the Company was required to deliver irrevocable standby letters of credit in connection with its workers’ compensation insurance policies issued by its insurance carriers. The letters of credit are secured by certificates of deposits in the same notional amounts as the corresponding letters of credit. The initial expiration dates of these letters of credit are for one year and are automatically extended for one year from their expiration date unless the issuing bank notifies the Company sixty days prior to such expiration dates that the letters of credit will not be renewed. As of September 30, 2008 and December 31, 2007, the certificates of deposit which secure the letters of credit total $3,512,000 and $3,762,000, respectively, and are included in restricted cash. As of September 30, 2008 and December 31, 2007, there were no amounts outstanding on the letters of credit.

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Overview

The following discussion of the Company’s results of operations compares the three months and nine months ended September 30, 2008 to the three months and nine months ended September 30, 2007 respectively.

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

Comparison of the Three Months Ended September 30, 2008 with the Three Months Ended September 30, 2007

Summary Financial Information

The Hotel offers hotel, gaming, dining, entertainment, retail and spa amenities at one location in Las Vegas and under one operating segment. Approximately 31% of the Hotel’s gross revenue is derived from gaming, while 36% is derived from room revenue. Room revenue is significant because of the Hotel’s location next to the Las Vegas Convention Center and its related emphasis on the group, convention, and trade show business.

The following table summarizes the Hotel’s results of operations (in thousands):

	Three Months Ended September 30,
	2008	2007
Net revenues	$63,468	$69,414
Operating (loss) income	(2,776)	874
Net loss	(6,171)	(4,212)

Revenue Information

The breakdown of the Property’s net revenue is as follows (dollars in thousands):

	Three Months Ended September 30,
	2008	2007	Percent Change
Casino	$21,832	$28,296	(22.8)%
Rooms	25,620	24,774	3.4%
Food and beverage	17,977	17,976	—%
Other revenue	5,012	6,005	(16.5)%

	70,441	77,051	(8.6)%
Less - promotional allowance	(6,973)	(7,637)	8.7%

Net revenues	$63,468	$69,414	(8.6)%

Casino

Casino revenue decreased $6.5 million, or (22.8)%, to $21.8 million for the quarter ended September 30, 2008, compared to $28.3 million for the quarter ended September 30, 2007. The decrease in casino revenue was due to a $3.8 million decrease in the table games win, a $2.4 million decrease in slot win, and a slight decrease in race and sports book win. The decrease in slot and table game win is primarily a result of lower slot and table game drop for the quarter ended September 30, 2008 compared to the quarter ended June 30, 2007. The decrease in volume is due to the general economic downturn and fierce competition.

The Casino operating department margin was 11.7% for the quarter ended September 30, 2008. The operating department margin was 24.5% for the quarter ended September 30, 2007. The declining margin was primarily due to lower revenues with lagging cost adjustments.

Rooms

For the quarter ended September 30, 2008, room revenue was $25.6 million, an increase of $0.8 million from the quarter ended September 30, 2007. The increase is primarily attributable to an increase in the average daily room rate for the quarter ended September 30, 2008 compared to the average daily room rate for the quarter ended September 30, 2007.

The Room operating department margin was 67.4% for the three months ended September 30, 2008 and for the three months ended September 30, 2007. Costs increased in proportion to revenue increases.

Food and Beverage

Food and Beverage revenue for the quarter ended September 30, 2008 and for the quarter ended September 30, 2007 was $18.0 million. The number of guests served and the average check were flat quarter-to-quarter. Operating margins did not vary significantly quarter-to-quarter. The operating margin was 26.9% for the quarter ended September 30, 2008 compared to an operating margin of 25.9% for the quarter ended September 30, 2007.

Other

Other Revenue includes retail sales, entertainment sales and miscellaneous income. Other Revenue was approximately $5.0 million for the quarter ended September 30, 2008 or $1.0 million less than Other Revenue reported for the quarter ended September 30, 2007. Entertainment revenue was higher for the third quarter of 2007 compared to the third quarter of 2008 because of more scheduled performances from headliner entertainment during 2007.

Operating Cost and Expense Information

The breakdown of the Property’s operating costs and expenses is as follows (dollars in thousands):

	Three Months Ended September 30,
	2008	2007	Percent Change
Casino	$19,271	$21,353	(9.8)%
Rooms	8,355	8,084	3.4%
Food and beverage	13,139	13,329	(1.4)%
Other	3,518	3,944	(10.8)%
General and administrative	16,838	17,821	(5.5)%
Depreciation and amortization	5,123	4,009	27.8%

Total	$66,244	$68,540	(3.3)%

Operating Expenses

Operating expenses (excluding depreciation and amortization) were lower for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007. The decrease in other expenses is due to lower casino expenses, in particular payroll and employee benefits and marketing expenses.

Depreciation and amortization increased from $4.0 million for the quarter ended September 30, 2007 to $5.1 million for the quarter ended September 30, 2008. The increase is primarily due to the additional depreciation expense associated with capital expenditures for renovations completed during the first quarter of 2007.

Interest Expense

For the three months ended September 30, 2008, interest expense totaled $3.4 million. For the three months ended September 30, 2007, interest expense totaled $5.1 million. The decrease of $1.7 million is due to a decline in the LIBOR rate between the two periods.

Comparison of the Nine Months Ended September 30, 2008 with the Nine Months Ended September 30, 2007

Summary Financial Information

The following table summarizes the Hotel’s results of operations (in thousands):

	Nine Months Ended September 30,
	2008	2007
Net revenues	$219,542	$221,032
Operating income	15,235	16,993
Net income	3,851	2,380

Revenue Information

The breakdown of the Property’s net revenue is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2008	2007	Percent Change
Casino	$73,085	$81,720	(10.6)%
Rooms	91,973	85,456	7.6%
Food and beverage	59,263	56,662	4.6%
Other revenue	17,256	19,472	(11.4)%

	241,577	243,310	(0.7)%
Less: - promotional allowance	(22,035)	(22,278)	(1.1)%

Net revenues	$219,542	$221,032	(0.7)%

Casino

Casino revenue decreased $8.6 million, or 10.6%, to $73.1 million for the nine months ended September 30, 2008, compared to $81.7 million for the nine months ended September 30, 2007. The decrease was primarily from reduced slot win and table games win and also from the elimination of the poker room. Table games revenue decreased $5.5 million for the nine months of 2008 compared to the nine months of 2007. Slot revenue decreased $3.2 million for the nine months of 2008 compared to the nine months of 2007. The decrease in slot win and table game win was primarily due to a decrease in drop. The general economic downturn, a shift in casino marketing efforts away from high end players and a highly competitive environment resulted in less volume from 2007 to 2008. The poker room, which was included in casino revenue, was closed in December 2007.

The Casino operating department margin was 20.3% for the nine months ended September 30, 2008. The Casino operating department margin was 25.1% for the nine months ended September 30, 2007. The lower operating margin was the result of reduced casino revenue and relatively fixed casino operating expenses.

Rooms

For the nine months ended September 30, 2008, room revenue was $92.0 million, an increase of $6.5 million from the nine months ended September 30, 2007. The increase is attributable to both an increase in the average daily room rate for the nine months ended September 30, 2008 compared to the average daily room rate for the nine months ended September 30, 2007 and an increase in the number of occupied rooms between the two periods.

The room operating department margin did not vary significantly for the comparable nine month periods. The Room operating margin for the nine months ended September 30, 2008 was 71.8%; the Room operating margin for the nine months ended September 30, 2006 was 71.3%.

Food and Beverage

Food and Beverage revenue for the nine months ended September 30, 2008 was $59.3 million, a $2.6 million increase compared to $56.7 million for the nine months ended June 30, 2007. The operating margin of 28.9% for the first nine months of 2008 was slightly improved from the operating margin of 27.8% for the nine months of 2007. Reduced labor costs in proportion to revenue were primarily responsible for the higher operating margins.

Other

Other Revenue includes retail sales, entertainment sales and miscellaneous income. Other Revenue was approximately $17.3 million for the nine months ended September 30, 2008 or $2.2 million less than Other Revenue reported for the nine months ended September 30, 2007. Entertainment revenue was higher for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2008 because of more scheduled performances from headliner entertainment and higher showroom occupancy in 2007 compared to 2008.

Operating Cost and Expense Information

The breakdown of the Property’s operating costs and expenses is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2008	2007	Percent Change
Casino	$58,248	$61,239	(4.9)%
Rooms	25,921	24,550	5.6%
Food and beverage	42,120	40,896	3.0%
Other expense	11,102	12,500	(11.2)%
General and administrative	51,674	53,128	(2.7)%
Depreciation and amortization	15,242	11,726	30.0%

Total	$204,307	$204,039	0.1%

Operating Expenses

Operating expenses were flat for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Higher depreciation and amortization expense due to the depreciation of capital expenditures associated with renovations completed in the first quarter of 2007 were offset by lower casino expenses primarily due to decreased casino volume.

Interest Expense

For the nine months ended September 30, 2008, interest expense totaled $11.4 million. For the nine months ended September 30, 2007, interest expense totaled $14.6 million. The decrease of $3.2 million is due to a decline in the LIBOR rate between the two periods.

Liquidity and Capital Resources

Cash flows of the Company for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 consisted of the following:

Cash Flow - Operating Activities

Cash flow provided by operations was $20.1 million for the nine months ended September 30, 2008 compared to $13.0 million provided by operations for the nine months ended September 30, 2007. Net income increased by $1.5 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Depreciation and amortization increased cash flow from operations by $15.2 million for the first nine months ended September 30, 2008; depreciation and amortization increased cash flow from operations by $11.7 million for the first nine months ended September 30, 2007.

As of September 30, 2008, the Company had cash and equivalents of $38.6 million of which $6.6 million was cash in the casino used to fund daily operations. For the remainder of 2008, the Company expects to fund property operations, capital expenditures, and debt service requirements from existing cash balances and operating cash flow.

Cash Flows - Investing Activities

For the nine months ended September 30, 2008, $10.2 million of cash was used to fund investing activities of which $7.9 million was used for additions for property and equipment. For the nine months ended September 30, 2007, $23.0 million was used to fund investing activities of which $24.0 million was used for additions to property and equipment.

Cash Flows - Financing Activities

For the nine months ended September 30, 2008, $5.8 million of new borrowings under the Term Loan were primarily used for the purchase of property and equipment. During the nine months ended September 30, 2007, $12.8 million was borrowed and used for renovations and the purchase of property and equipment. As of September 30, 2008 no amounts remain available under the Term Loan for future borrowings.

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

Contractual Obligations and Other Commitments

The following table summarizes the Company’s contractual obligations and commitments (amount in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
		(In Thousands)
Long-Term Debt Obligation
New Term Loan (a)	$—	$250,000	$—	$—	$250,000
Variable interest payments (b)	10,763	—	—	—	10,763
Contractual Obligations
Employment agreements (c)	1,771	312	—	—	2,083
Licensing agreement (d)	500	—	—	—	500
Entertainment contracts (e)	6,987	1,935	—	—	8,922

	$20,021	$252,247	$—	$—	$272,268

(a)	The new Term Loan, with an initial funding of $209,200,000 originated May 11, 2006. The Company has drawn an additional $40.8 million under the new Term Loan and as of September 30, 2008, the outstanding balance on the term loan was $250,000,000. The loan accrues interest at a rate of 2.9% plus one-month LIBOR which was 4.05% at September 30, 2008. Effective June 3, 2008, the lender granted the Company a one-year extension to the new Term Loan for which the Company paid a $625,000 extension fee and $46,000 in related expenses. The new Tem Loan is subject to a funding maximum of $250,000,000. The loan is collateralized by a first priority deed of trust on the property and has no amortization prior to maturity.
(b)	Based on September 30, 2008 LIBOR rates of 4.05% plus the applicable interest rate.
(c)	The Company is party to employment agreements with 15 of its senior executives, with original terms of three to five years.
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

Debt Instruments

The following table provides information about the Company’s long-term debt at September 30, 2008 amounts in thousands):

	Maturity Date	Face Amount	Carrying Value	Estimated Fair Value
Term Loan	May 2009	$250,000	$250,000	$250,000

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 as of January 1, 2008 for financial instruments. Although the adoption of SFAS 157 did not have a material effect on the Company’s financial position, results of operations or cash flow, the Company is now required to provide additional disclosures as part of its financial statements. Further, in February 2008 the FASB issued FASB Staff Position 157-2 “Effective Date of FASB Statement No. 157”, (“FASP FAS 157-2”) which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact FASP FAS 157-2 will have on its financial statements.

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

As of September 30, 2008, the Company held a certain asset that is required to be measured at fair value on a recurring basis. This asset is a derivative instrument related to its interest cap agreement.

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

On 10 October 2008, FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3” or the FSP). FSP 157-3 clarifies the application of SFAS 157, Fair Value Measurements (Statement 157), in a market that is not active. FSP 157-3 amends SFAS 157 to include an example that illustrates key considerations when applying the principles in SFAS 157 to financial assets when the market for these instruments is not active. The Company is currently assessing the impact that FAS 157-3 will have on the Company’s financial statements.

In May of 2008, the FASB issued SFAS No. 162 The Heirarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective sixty days following the United States Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 to have a significant impact on its consolidated results of operations or financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company’s primary exposure to market risk is interest rate risk associated with its variable rate long-term debt. If LIBOR were to increase 100 basis points and there were no additional borrowings, interest expense would increase approximately $2.5 million annually. The Company attempts to manage its interest rate risk by entering into interest rate cap agreements. The Company does not hold or issue financial instruments for trading purposes and does not enter into derivative transactions that would be considered speculative positions. The derivative financial instruments consist exclusively of interest rate cap agreements. Differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expenses.

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

PART II. OTHER INFORMATION

ITEM A.	RISK FACTORS

Continued disruption in the world financial markets may adversely impact the spending patterns of our customers and the availability and cost of borrowing.

Continued disruptions in the world financial and credit markets and the resulting affect on the economies of the United States and certain foreign countries may result in fewer customers visiting, or customers spending less at our Property which will adversely impact our revenues while some of our costs remain fixed resulting in decreased earnings. The current situation in the world credit markets and the disruptions in the normal flow of credit among financial institutions may adversely impact the availability and cost of credit in the future. There can be no assurances that government responses to the disruptions of the financial and credit markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit.

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

COLONY RESORTS LVH ACQUISITIONS, LLC

Date: November 7, 2008	By:	/s/ Rodolfo Prieto
Rodolfo Prieto
Chief Executive Officer and General Manager

Date: November 7, 2008	By:	/s/ Robert Schaffhauser
Robert Schaffhauser
Executive Vice President of Finance