Form 10-K
period 2008-12-31
COLONY RESORTS LVH ACQUISITIONS LLC
filed 2009-03-26
CIK 1282607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of voting and non-voting stock held by non-affiliates of Colony Resorts LVH Acquisitions, LLC as of March 20, 2009 was $0. As of March 20, 2009, there were 1.5 Class A Membership Units outstanding and there were 1,500,000 Class B Membership Units outstanding.

Colony Resorts LVH Acquisitions, LLC

Special Note Regarding Forward-Looking Statements

Certain statements in this section, and elsewhere in this Annual Report on Form 10-K (as well as information included in oral statements or other written statements made or to be made by the Company) constitute “forward-looking statements.” Such forward-looking statements include the discussions of the business strategies of the Company and expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, in certain portions of this Annual Report on Form 10-K, the words: “anticipates”, “believes”, “estimates”, “seeks”, “expects”, “plans”, “intends” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, decreased tourism and business travel as a result of current domestic and international business conditions, increased competition and other planned construction in Las Vegas, and increases in meeting and convention space, the completion of infrastructure projects in Las Vegas, government regulation of the casino industry, including gaming license approvals and regulation in foreign jurisdictions, the legalization of gaming in certain jurisdictions, such as Native American reservations in the States of California, Pennsylvania and New York and regulation of gaming on the Internet, leverage and debt service (including sensitivity to fluctuations in interest rates and other capital markets trends), uncertainty of casino spending and vacationing at casino resorts in Las Vegas, disruptions or reductions in travel to Las Vegas due to terrorist acts, the situation in Iraq and any future terrorist incidents, outbreaks of contagious illnesses in the Company’s market areas, new taxes or changes to existing tax rates, fluctuations in occupancy rates and average daily room rates in Las Vegas, demand for all-suite rooms, the popularity of Las Vegas as a convention and trade show destination, insurance risks, including the risk that the Company has not obtained sufficient coverage against acts of terrorism or will only be able to obtain additional coverage at significantly increased rates, litigation risks, and general economic and business conditions which may impact levels of disposable income, consumer spending and pricing of hotel rooms.

PART I

ITEM 1.—BUSINESS

General

Colony Resorts LVH Acquisitions, LLC, a Nevada limited liability company (the “Company”), was formed, under the laws of the State of Nevada on December 18, 2003. The Company owns and operates the Las Vegas Hilton, a casino resort located in Las Vegas, Nevada (the “Hotel”). The Company licenses from HLT Existing Franchise Holding LLC (“Hilton”) the right to use the name “Hilton” and is part of Hilton’s reservation system and Hilton’s “HHonors Programs ™.”

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

Since its opening, the Hotel has undergone numerous substantial expansions and renovations to its hotel and casino space. The original Hotel consisted of a central or “core” hotel tower with a North and East tower attached to it. Over the years, the East tower was expanded to its current size and the North tower was expanded twice to its current size. Expansions have also been made to the casino floor. The opening of new luxury upscale mega-resorts on the Strip during the 1990s resulted in increased competition for high-end and premium play gaming business. Due to the Hotel’s off-Strip location and intense competition from newer Strip assets, which offered customers a more updated package of rooms and amenities, the Hotel’s management decided to de-emphasize the premium gaming segment in 2000 and focus on the core convention and mid-level casino business.

The Hotel

The 30-story Las Vegas Hilton has been a Hilton-branded hotel for over thirty-seven years. The Hotel consists of approximately 2,650 standard rooms and 300 suites with the standard rooms ranging from 300 square feet to 500 square feet and suites beginning at 600 square feet. Other services offered to the guests include a business center, a spa and health club, 24-hour room service and in-room high-speed data ports.

The Casino

The Casino features an approximately 74,000 square feet gaming area with approximately 1,270 slot machines and approximately 51 table games. The Casino offers customers the latest slot machine games available and a wide selection of video poker, video reel slot machines and traditional 3, 4 and 5 reel spinning slot machines . The Casino’s approximately 51 table games include the traditional games of blackjack, craps, poker, roulette, pai gow poker, baccarat and mini-baccarat.

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

Restaurants

The Hotel features fourteen dining options with seating for approximately 1,702 customers, including the Benihana Village. The Hotel has six fine dining options with approximately 676 seats and eight casual dining restaurants with approximately 1,026 seats. All the restaurants are owned or franchised by the Hotel.

Entertainment

Show venues at the Hotel include the 1,600-seat Hilton Theater and the 300-seat Shimmer Cabaret . The Hilton Theater has great historical relevance and has hosted performances by Elvis Presley, who performed at the Hotel from 1969 to 1976, and featured 23 performance weeks by Barry Manilow in 2008. In addition, the Hilton Theater hosted 15 different headliners in 2008. The Hotel previously featured “Star Trek: the Experience”, which ceased operations in September 2008.

The Hotel is located adjacent to the Las Vegas Convention Center, which has approximately 3.2 million square feet of total space. The facility which is operated by the Las Vegas Convention and Visitors Authority (“LVCVA”), has more than two million square feet of exhibit space and 144 meeting rooms which can handle seating capacities ranging from 20 to 2,500.

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

Other Amenities

Other amenities offered by the Hotel include an outdoor pool and recreation area with individual cabanas, an indoor/outdoor spa, fitness room, six tennis courts, three temperature spas, dry and wet sauna, the Cabana Bar and the Cabana Shop. Additionally, the Hotel has a video arcade, a wedding chapel, a retail area, a car rental concession and a full-service business center.

Business Strategy

The Company’s business strategy includes:

Capital Improvement Program. The Company has made significant capital improvements in the Hotel and Casino and continues to make additional investments as part of its overall capital improvement program (the “Program”). The most important elements of the Program include the renovation and remodeling of the casino, the hotel lobby, the porte cochere, the Hilton Theater, the SuperBook®, the 24 hour casual dining restaurant and 57 suites. Management believes these changes will provide incentive for visitors to stay in the Casino longer and increase the number of visitors to the Hotel. In addition to the Program, the Company renovated approximately 916 standard hotel rooms in 2006 and another 512 standard hotel rooms in 2007. The Company acquired 195 new slot machines in 2007 and approximately 98 new slot machines in 2008.

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

Increase in Convention Business. The Company will leverage its position as the world’s largest Hilton hotel with an outstanding convention facility, an experienced staff, and a convenient drive-in location adjacent to the Las Vegas Convention Center. The Company plans to highlight its highly experienced sales/service staff as it competes against all other convention properties. Emphasis will be on size, amenities, and an improved room product. Differentiation from competition will occur through providing competitive amenities, quality and superior service at a better price point.

Targeted Customer Base. The Company targets high margin repeat gaming customers, and uses sophisticated player tracking systems to award cash rebates or promotional allowances, such as complimentary rooms, food, beverage and entertainment to guests based on their level of profitability to the Company.

Invest in State-of-the-Art Slot Machines. The Company is committed to offering its customers the latest themed slot machines and gaming technology. Since acquiring the Hotel in June of 2004, the Company has purchased approximately 921 state-of-the-art slot machines and plans to purchase another 50 slot machines in 2009. The Company will continue to focus on the acquisition of new slot product as it believes it is critical to retaining mid-level slot players who the Company believes are more knowledgeable and sophisticated than players in other gaming segments.

The Las Vegas Market

Las Vegas is the largest gaming market in the United States. Prior to the recent downturn in the economy, visitor volume increased at a steady and significant rate for 11 years. Visitor travel decreased in 2008, the first year of a decline since 1996. Las Vegas hotel occupancy rates have historically been among the highest of many major markets in the United States. During the fourth quarter of 2008, those occupancy rates and the average daily rates charged, decreased as demand fell. Convention bookings and leisure travel are expected to be less than 2008 levels through 2009. With significant major projects expected to open on the Las Vegas strip by 2010, including City Center, Fountainebleau Las Vegas and Cosmopolitan, occupancy rates and paying rates will continue to be highly competitive.

Las Vegas as a Trade Show, Convention and Meeting Destination

In 2008, according to the LVCVA, Las Vegas hosted approximately 22,000 conventions and meetings. In 2008, the number of convention attendees was approximately 5.9 million.

Trade shows are held for the purpose of getting sellers and buyers of products or services together in order to conduct business. Trade shows differ from conventions in that trade shows typically require substantial amounts of space for exhibition purposes and participant circulation. Conventions generally are gatherings of companies or groups that require space for breakout meetings and general meetings of the overall group. Las Vegas offers trade shows and conventions a unique infrastructure for handling the world’s largest shows, including the concentration of approximately 142,000 hotel rooms, three convention centers (the Sands Expo Center, Mandalay Bay Convention Center, and the Las Vegas Convention Center) with a total of approximately 7.1 million square feet of convention and exhibition space, convenient air service from major cities throughout the United States and other countries, and significant entertainment attractions. In addition to the three convention centers described above, the MGM Grand Hotel and Casino has a conference and meeting facility of approximately 300,000 gross square feet, and the Mirage has 100,000 gross square feet of meeting space.

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

Expanding Hotel Market

During 2008, Las Vegas was among the most popular vacation destinations in the United States. Las Vegas has experienced a period of rapid hotel development with the number of hotel and motel rooms in Las Vegas increasing from approximately 86,000 in 1993 to approximately 142,000 in 2008, according to the LVCVA. The LVCVA predicts Las Vegas will add approximately 14,000 hotel rooms in 2009 and by 2010 will have approximately 159,000 rooms. The Company expects that the concentration of quality casino hotels and resorts will continue visitor interest in Las Vegas as a business event and vacation destination, and continue strong overall demand for hotel rooms, gaming and entertainment.

Growth of Las Vegas Retail Sector and Non-Gaming Revenue Expenditures

In order to draw additional visitors, an increasing number of destination resorts are developing non-gaming entertainment to complement their gaming activities. According to the LVCVA, gaming revenues in Clark County were approximately $9.8 billion in 2008. Room revenue as calculated by the LVCVA’s average daily rate multiplied by number of occupied rooms was approximately $5.1 billion in 2008. The newer, large Las Vegas destination resorts have been designed to capitalize on non-gaming revenues by providing better quality hotel rooms at higher rates and by providing expanded shopping, dining and entertainment opportunities to their patrons in addition to gaming.

McCarran International Airport Expansion

During the past five years, McCarran International Airport has been expanded to accommodate an increased number of airlines and passengers. The number of passengers traveling through McCarran International Airport has increased from approximately 36.3 million in 2003 to 47.7 million in 2007. In 2008, airline passengers decreased to 44.1 million from the peak achieved in 2007. Long-term expansion plans for McCarran International Airport continue and provide for an additional runway, terminal concourse expansions, a new control tower and other facilities and are expected to be completed by 2010.

Customer Segmentation

The Company focuses its marketing efforts primarily on the convention segment, the mid-level casino segment and the leisure and tour and travel segment.

The convention business is the number one market segment for the Hotel, contributing approximately 41% total room nights in 2008. The Hotel’s prominent location next to the Las Vegas Convention Center allows it to effectively target large convention groups, thereby increasing mid-week demand for available room nights.

The casino customers accounted for approximately 22% of total room nights in 2008. Because of the gaming profiles of these customers, this segment represents the second most important market from a room night perspective for the Hotel after the convention business. The Hotel uses a reward program to track casino customers’ play and provides comps based on historical levels of play.

The leisure customers accounted for approximately 34% of the Hotel’s total room nights in 2008. Leisure customers are attracted to the Hotel due to the property’s Strip-like environment and extensive amenities offered at a more affordable and attractive cost relative to Strip properties. Within the leisure segment, the Hotel caters to the free and independent traveler leisure segment, tour and travel segment and package customers. The Hotel targets the leisure segment through added value packages, promotional discounts, and tour and travel operators. The tour and travel segment is primarily used to increase occupancy during off-peak and low seasons.

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

Competition

The Hotel is located less than one mile east of the Strip and competes with other high-quality Las Vegas resorts and other Las Vegas hotel casinos, including those located on the Strip, on the basis of overall atmosphere, range of amenities, price, location, entertainment offered, theme and size. Currently, there are approximately 29 major gaming properties located on or near the Strip, thirteen additional major gaming properties in the downtown area and additional gaming properties located in other areas of Las Vegas. Many of the competing properties, such as the Rio, Wynn Resorts, Mandalay Bay, Paris, The Venetian, The Mirage, Treasure Island, Caesar’s Palace, Luxor, New York-New York, Bellagio, Planet Hollywood, the Palms and the MGM Grand have themes and attractions which draw a significant number of visitors and directly compete with the Hotel’s operations. Some of these facilities are operated by companies that have more than one operating facility and may have greater name recognition and financial and marketing resources than the Hotel and market to the same target demographic group as the Hotel does. Furthermore, additional hotel casinos, containing a significant number of hotel rooms, are expected to open in Las Vegas within the coming years. There can be no assurance that the Las Vegas market will grow or that hotel casino resorts will continue to be popular. A decline or leveling off of the growth or popularity of such facilities could result in reduced casino and hotel revenues.

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

Employees

As of December 31, 2008, the Company had approximately 2,890 active employees.

The Company recognizes that the Hotel’s employees are critical to its success and has fostered a productive work culture. Employees are offered competitive salaries and a benefits package that includes medical and dental coverage.

The Company believes that it has a good working relationship with both its union and non-union work force. Labor unions represent approximately 68% of the work force at the Hotel with labor agreement terms ranging from one year to five years. Approximately 2% of the labor workforce is covered by collective bargaining agreements that will expire within one year. The Company anticipates that these agreements will be renewed.

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

ITEM 1A(T).—RISK FACTORS

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

The Company’s business is sensitive to the willingness of its customers to travel. Acts of terrorism and deteriorating economic conditions worldwide could cause severe disruptions in air travel that reduce the number of visitors to our facilities, resulting in a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Continued weakness and further weakening in global economic conditions may adversely affect consumer and corporate spending and tourism trends, resulting in additional deterioration in our business.

Discretionary consumer spending has been adversely affected by the current economic crisis. Worldwide, consumers are traveling less and spending less when they do travel. Likewise, corporate spending on conventions and business development is being significantly curtailed as businesses cut their budgets. Since our business model relies on significant expenditures on luxury and discretionary items, continuation or deepening of the crisis will adversely affect our operations.

The current conditions in the world’s financial and credit markets adversely affects prospects of debt refinancing, availability of credit to us and to our customers and the profitability of our business.

There was unprecedented deterioration in financial and credit markets worldwide in 2008. There can be no assurance that the decline is over and there can be no assurance that government response to these conditions will successfully address the fundamental weakness, restore consumer confidence or lead to improvement or increase liquidity in the markets. Customer demand for leisure activities that we offer may be depressed or continue to decline.

There has been and will continue to be large additions to the room supply in Las Vegas.

There has been and will continue to be large additions to the supply of hotel rooms in Las Vegas. Even after the global economy begins to recover, there may be excess supply which affect our ability to maximize the occupancy of the Hotel.

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

The Company has substantial debt service obligations. As of December 31, 2008, the Company has a long-term term loan of $250 million secured by substantially all the assets of the property.

This substantial indebtedness could have important consequences to the Company. For example, it could:

•	create significant demand for, or otherwise restrict, its available free cash flow,

•	increase the Company’s vulnerability to general adverse economic and industry conditions;

•	impair the Company’s ability to obtain additional financing in the future for working capital needs, capital expenditures, development projects, acquisitions or general corporate purposes;

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

The terms of the Company’s debt instruments may hinder its ability or make it more costly to extend the loan agreement.

The Company’s current debt instruments contain provisions that may make it difficult or more expensive to extend the term of the Term Loan. Should the Company choose to extend the Term Loan, the Company would be required, among other things, to meet certain debt yield benchmarks. If the Company cannot meet those benchmarks, the Company would be required to 1) obtain a waiver from the lender, 2) pay down a portion of the indebtedness, 3) post a letter of credit or 4) refinance the entire indebtedness. Each of these options would reduce the Company’s liquidity.

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

According to the LVCVA, there were approximately 142,000 hotel and motel rooms in Las Vegas as of December 31, 2008. Various competitors on the Las Vegas Strip are expanding and renovating their existing facilities. For example in December 2008, Wynn Resorts Limited opened Encore, a second hotel casino located adjacent to Wynn Las Vegas, which includes approximately 2,000 rooms, consisting of approximately 150 suites and approximately 1,850 guest rooms and additional casino, retail and convention space. In January 2008, Las Vegas Sands opened The Palazzo adjacent to The Venetian. The Palazzo consists of 3,025 suites, a gaming facility of approximately 105,000 square feet and a 450,000 square foot mall that includes dining, entertainment and approximately 80 high-end to mid-end retailers. MGM MIRAGE is also developing and building a multi-billion dollar urban complex known as Project City Center consisting of a 61-story, 4,004-room gaming resort; two combination non-gaming luxury hotels and condominium towers, dual 37-story towers with 335 condominiums each as well as retail, dining and entertainment venues. The first phase of Project City Center, is expected to open in 2009. Boyd Gaming Corporation also plans to develop Echelon Place, a four hotel complex occupying 63 acres on the Las Vegas Strip and containing 5,300 guest rooms and suites. Construction began in 2008 but was halted indefinitely due to the downturn in the economy. Fontainebleau Resorts is building a 4,000-room hotel and casino on the north end of the Las Vegas Strip. This project is expected to open in 2009. If demand for hotel rooms does not keep up with the increase in the number of hotel rooms, competitive pressures may cause reductions in average room rates.

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

In addition, certain states have legalized, and others may legalize, casino gaming in specific areas, including metropolitan areas from which we traditionally attract customers, such as New York, Philadelphia, Los Angeles, San Francisco and Boston. In October 2001, the New York legislature approved a bill for expanded casino gaming on Native American reservations and video lottery terminals at certain race tracks. In 2003 and 2004, Maine and Pennsylvania, respectively, approved legislation legalizing slot machines or similar electronic gaming devices at certain locations, and in November of 2006 the first slot parlor in Pennsylvania opened near Wilkes-Barre Pennsylvania. Pennsylvania currently has seven casinos – six classified as “racinos” and, in total, the state houses approximately 16,000 slot machines. A number of states have permitted or are considering permitting gaming at “racinos,” on Native American reservations and through expansion of state lotteries. The current global trend toward liberalization of gaming restrictions and resulting proliferation of gaming venues could result in a decrease in the number of visitors to the Hotel by attracting customers close to home and away from Las Vegas, which could adversely affect the Company’s financial condition, results of operations or cash flows.

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

The Company extends credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. For the year ended December 31, 2008, the table games drop at the Hotel was approximately 25% from credit-based guest wagering. The default rate on credit extended to the Hotel’s table gaming customers was less than one percent of the total amount of credit issued since the Hotel was acquired. However, economic conditions in the United States and elsewhere could cause this default rate to significantly increase.

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

On February 20, 2008, Whitehall Street Real Estate Funds, an affiliate of WH/LVH Managers Voteco, a minority owner of the Company’s Class A Units, acquired American Casino & Entertainment Properties. American Casino & Entertainment Properties owns three casino/hotels in Las Vegas and one casino/hotel in Laughlin, Nevada.

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

ITEM 1B(T).—UNRESOLVED STAFF COMMENTS

None

ITEM 2.—PROPERTIES

The Company owns and operates the Las Vegas Hilton, a casino resort located in Las Vegas, Nevada.

The Hotel is located one block east of the Las Vegas Strip (the “Strip”) on approximately fifty-nine acres of land between Paradise Road and Joe W. Brown Drive adjacent to the Las Vegas Convention Center. It has approximately 2,950 hotel rooms and suites, an approximately 74,000 square feet casino with approximately 51 table games and 1,270 slot machines, a race and sports book, 14 restaurants, approximately 4,800 parking spaces, approximately 200,000 square feet of meeting/convention space, a 1,600-seat showroom, a 300 seat cabaret theater, retail outlets, a wedding chapel, an outdoor pool and a spa and health club.

All of the assets of the Company, including the Hotel, serve as collateral for the Term Loan.

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

Holders

As of December 31, 2008, the Company had four holders of record of its Class A Membership Units and three holders of record of its Class B Membership Units.

Securities Issued Under Equity Compensation Plans

The following table provides information as of December 31, 2008, regarding the number of Membership Units that may be issued under the Company’s 2004 Incentive Plan.

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

Distributions

The Company has never paid any distributions on its Membership Units. The Credit Agreement governing the Term Loan, as well as the gaming approvals required by the Nevada Gaming Authorities, contain restrictions on the payment of dividends or other distributions by the Company.

Purchases of Equity Securities by the Company

During the year ended December 31, 2008, the Company did not repurchase any units of its common equity, either as part of a publicly announced plan or program or otherwise. No publicly announced plans or programs are currently in place under which the Company may purchase shares of its common equity.

ITEM 6.—SELECTED FINANCIAL DATA

The historical selected financial data of the Company set forth below should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2008, 2007 and 2006, and the balance sheet data at December 31, 2008 and 2007 of the Company are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Results of Operations:
Net revenues	$280,403	$296,725	$290,306
Operating expenses (excluding depreciation)	245,431	257,611	259,671
Depreciation	20,426	17,572	13,337
Total operating income	14,546	21,542	17,298
Interest expense, net	(14,983)	(19,534)	(22,405)
Net (Loss) Income	(437)	2,008	(5,107)
Balance Sheet:
Total assets	406,552	411,808	393,930
Long term debt	250,000	244,279	225,096
Total liabilities	285,553	290,372	275,843
Members’ equity	60,999	61,436	58,087

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

Summary Financial Results

The Hotel offers hotel, gaming, dining, entertainment, retail and spa amenities at one location in Las Vegas and under one operating segment. Approximately 31% of the Hotel’s gross revenue is derived from gaming and 37% is derived from room revenue. Room revenue is significant because of the Hotel’s location next to the Las Vegas Convention Center and its related emphasis on group, convention and trade show business.

The following table summarizes the Hotel’s results of operations (in thousands):

	2008	2007	2006
Net revenues	$280,403	$296,725	$290,306
Operating income	$14,546	$21,542	$17,298
Net (Loss) Income	$(437)	$2,008	$(5,107)

Comparison of the Year Ended December 31, 2008 with the Year Ended December 31, 2007

Revenue Information

The breakdown of the Property’s net revenue is as follows (dollars in thousands):

	Year Ended December 31,
	2008	2007	Percent Change
Casino	$95,978	$111,770	(14.1)%
Rooms	115,608	112,482	2.8%
Food and beverage	75,525	75,603	(0.1)%
Other	22,482	27,641	(18.7)%

	309,593	327,496	(5.5)%
Less – Promotional Allowances	(29,190)	(30,771)	(5.1)%

Net revenue	$280,403	$296,725	(5.5)%

Net revenue for the year ended December 31, 2008 was $280.4 million, representing a decrease of $16.3 million or 5.5% when compared to $296.7 million of net revenues during 2007. The decrease in net revenue was due to: (1) a decrease in casino revenue of $15.8 million due to decreased table games and slot revenue partially offset by increased race and sportsbook revenue, (2) an increase in room revenue of $3.1 million primarily as a result of an increase in the average daily hotel room rates, and (3) a decrease in other revenue of $5.2 million primarily as a result of decreased entertainment revenue.

In 2008, table games volume decreased approximately 28.7% and slot handle decreased approximately 13.1%. Table games and slot volume decreased primarily due to lower Las Vegas visitor volume and fierce competition in the Las Vegas market. The economic downturn and higher gas prices in the summer limited the number of visitors. Multi-location competitors offered gaming guests higher credit limits, longer payment terms, increased player incentives and enriched casino marketing programs. Similar programs were considered by the Hotel but not implemented because they did not meet our profitability benchmarks.

The Company’s casino operating margin decreased to 19.7% for the year ended December 31, 2008 compared to 25.9% for the year ended December 31, 2007. The decrease in casino margin was primarily attributable to the decrease in table games revenue and an increase in casino marketing expenses. The Company anticipates that visitor volume and competition will continue to be a challenge in 2009. The Company will focus on increasing operating efficiencies, maintaining high conventioneer hotel occupancy and taking advantage of the Hilton affiliation to maintain visitor volume.

The Hotel maintained an average daily room rate of $125 in 2008 as compared to $119 in 2007. Room revenues during 2008 were $115.6 million, representing an increase of $3.1 million or 2.8% when compared to $112.5 million during 2007. The increase in room revenue was primarily the result of an increase in the average daily room rate. Convention traffic continues to be the mainstay of the Hotel’s occupied room nights accounting for 41% of occupied rooms in 2008. Operating margins were maintained at 71.0% in 2008 as compared to 70.9% in 2007.

Food and beverage revenues were $75.5 million during 2008 compared to $75.6 million for 2007. Food and beverage revenue was flat from 2007 to 2008. The number of covers was similar between the two periods as well as the pricing.

The Hotel’s food and beverage operating margin for the year ended December 31, 2008 was 29.3% compared to 28.3% for the year ended December 31, 2007. This increase in margin was achieved by lower food costs.

Other revenues include retail sales, entertainment sales and miscellaneous income at the Hotel. Other revenue decreased $5.2 million or 18.7% in 2008 from $27.6 million in 2007. The decrease is attributable to a decrease in entertainment ticket sales due to fewer performances by headliners.

Operating Cost and Expense Information

Fluctuations in the Hotel’s operating costs and expenses are generally based upon the change in volume of guests staying in the Hotel and utilizing the Hotel’s amenities, including the hotel, casino, food and beverage, entertainment, spa and retail outlets.

The breakdown of operating costs and expenses is as follows (dollars in thousands):

	Year Ended December 31,
	2008	2007	Percent Change
Casino	$77,092	$82,771	(6.9)%
Rooms	33,568	32,712	2.6%
Food and beverage	53,411	54,224	(1.5)%
Other	15,534	17,284	(10.1)%
General and administrative	65,826	70,620	(6.8)%
Depreciation	20,426	17,572	16.2

Total	$265,857	$275,183	(3.4)%

Operating costs and expenses decreased $9.3 million, or 3.4%, to $265.9 million for the year ended December 31, 2008 compared to $275.2 million for the year ended December 31, 2007. The decrease was primarily attributable to decreased wage and benefit expenses caused by lower business volumes at the Hotel.

Casino

The decrease in casino expense is primarily related to a decrease in the volume of gaming activity. Spending levels for wages and benefits and promotional spending was decreased in relation to lower gaming revenue volume.

Rooms

Operating expense for the Hotel’s room department increased slightly year-over-year. The increase was primarily due to increased laundry expenses and sales commissions paid for group room blocks.

Food and Beverage

Operating expense for the Hotel’s food and beverage was slightly lower year-over-year. Cost of sales was lower due to the shift of sales from fine-dining to casual outlets.

Other

Other operating expenses decreased approximately $1.7 million, or 10.1%, for the year ended December 31, 2008. The decrease is primarily attributable to decreases in entertainment expenses. Lower artist fees, which are included in other expenses, were incurred because the Hotel entered into more contracts in which the artist fees were absorbed by the producers of such events.

General and Administrative

General and administrative expenses decreased $4.8 million or 6.8% to $65.8 million for the year ended December 31, 2008. The decrease was attributed to a decrease in discretionary wages, lower fees paid to an affiliate for common management expenses and a decrease in electricity due to “green” initiatives.

Depreciation and Amortization

The increase in depreciation expense in 2008 versus 2007 is primarily a result of the continued capitalized expenses related to the ongoing renovation of the property. Renovations which were completed in 2007 were depreciated for a full year in 2008.

Interest (Income) Expense

The following table summarizes information related to the Company’s interest expense on long-term debt and interest income during the year ended December 31, 2008 (in thousands, except percentages):

Interest expense	$15,612
Interest income	(629)

Interest expense, net	$14,983

Cash paid for interest	$14,602
Average total debt balance	$250,000
Weighted average interest rate	6.26%

Interest expense includes $1.0 million of amortization related to deferred financing costs and $13,000 reflecting the change in the value of the interest rate cap. No interest was capitalized during 2008.

Net Income (Loss)

The Hotel recorded a net loss of $437,000 for the year ended December 31, 2008, compared with a net income of $2.0 million for the year ended December 31, 2007.

The $2.4 million decrease in the net income is attributed to the decrease in operating income offset by the decrease in interest expense. A reconciliation follows (in thousands):

2007 Net Income	$2,008
Decrease in 2008 Operating Revenue	(16,322)
Decrease in 2008 Operating Expense	9,326
Decrease in interest expense, net	4,551

2008 Net Loss	$(437)

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

The Hotel maintained an average daily room rate of $119 in 2007 as compared to $107 in 2006. Room revenues during 2007 were $112.5 million, representing an increase of $9.6 million or 9.3% when compared to $102.9 million during 2006. The increase in room revenue was primarily the result of an increase in the average daily room rate. Convention traffic continued to be the mainstay of the Hotel’s occupied room nights accounting for 39% of occupied rooms in 2007. Operating margins increased to 70.9% in 2007 as compared to 68.8% in 2006. The increase in operating margins was due to higher revenue compared to static costs.

Food and beverage revenues were $75.6 million during 2007, representing an increase of $2.2 million, or 3.0%, compared to $73.4 million for 2006. The increase in food and beverage revenue was primarily due to increased menu prices.

The Hotel’s food and beverage operating margin for the year ended December 31, 2007 was 28.3% compared to 26.1% for the year ended December 31, 2006. This increase in margin was due to increased revenues compared to static costs.

Other revenues included retail sales, entertainment sales and miscellaneous income at the Hotel. Other revenue decreased $2.1 million or 7.0% in 2007 from $29.7 million in 2006. The decrease was attributable to a decrease in entertainment’s sales due to fewer performances by headliners.

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

Casino

The increase in casino expense was primarily related to an increase in the volume of gaming activity. Increases in promotional spending was required to maintain gaming volume.

Rooms

Operating expense for the Hotel’s room department was relatively flat year-to-year with operating efficiencies offsetting wage and benefit increases.

Food and Beverage

Operating expense for the Hotel’s food and beverage was relatively flat year-to-year. Slight labor and benefits increases were offset by decreases in operating supplies.

Other

Other operating expenses decreased approximately $2.5 million, or 12.8%, for the year ended December 31, 2007. The decrease was primarily attributable to decreases in entertainment expenses. Fewer performances of Manilow, Music and Passion and non-resident headliners yielded less artist fees which were included in other expenses.

General and Administrative

General and administrative expenses decreased $2.7 million, or 3.6%, to $70.6 million for the year ended December 31, 2007. The decrease was attributed to a decrease in the amortization of stock option expense, lower fees paid to an affiliate for common management expenses and a decrease in general liability insurance and workers compensation. During the year ended December 31, 2007 there was six months of amortization of stock option expense in accordance with FAS 123(R). During the year ended December 31, 2006 there was 12 months of amortization of stock option expense.

Depreciation and Amortization

The increase in depreciation expense in 2007 versus 2006 was primarily a result of the continued capitalized expenses related to the ongoing renovation of the property. Approximately one-third of the hotel rooms were renovated in 2006 and placed in service at the end of the year. A full year’s depreciation of these rooms was included in the 2007 expenses.

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

The $7.1 million increase in the net income was attributed to the improvement of operating income, a decrease in interest expense and a reduction of loss on extinguishment of debt. A reconciliation follows (in thousands):

2006 Net Loss	$(5,107)
Improvement in 2007 Operating Income	4,244
Decrease in 2007 Interest, net	1,553
Reduction of loss on extinguishment of debt	1,318

2007 Net Income	$2,008

Liquidity and Capital Resources

Cash flows of the Company for the year ended December 31, 2008 compared to the year ended December 31, 2007 consisted of the following:

Cash Flows – Operating Activities

Cash flow provided by operations was $17.8 million in 2008 which was comparable to the $17.5 million provided by operations in 2007. An increase in depreciation and amortization and a decrease in accounts receivable was offset by decreases in net income, accounts payable and accrued expenses.

Cash Flows – Investing Activities

During the year ended December 31, 2008, the Company completed numerous maintenance capital projects. The Company expended approximately $10 million on capital projects in 2008 and expects to spend nominal amounts on capital expenditure projects in 2009.

Any 2009 capital expenditure projects will be financed from existing cash balances and 2009 operating cash flow.

Cash Flows – Financing Activities

The Company received approximately $6 million in additional funding during 2008 from the term loan which originated as of May 11, 2006, with Goldman Sachs Commercial Mortgage Capital, L.P. (the “Term Loan”). The term loan had an original funding of $209 million and was subject to future funding to a maximum of $250 million. As of December 31, 2008, there is no additional funding available on the term loan.

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

The term loan had an original expiration date of May 10, 2008. Upon the satisfaction of certain conditions, the term loan provides for three, one year extensions.

The Company exercised the first extension option in 2008. The Company intends to exercise the second one-year extension in 2009. In order to exercise this extension, the Company will be required to 1) obtain a new extension interest rate cap agreement, 2) pay an extension fee and any out-of-pocket expenses incurred by the lender and 3) meet certain debt yield benchmarks. The debt yield benchmarks will be based on results of operations through March 31, 2009. If the Company is unable to meet any of the above noted conditions, the Company would be required to refinance the term loan.

Other Factors Affecting Liquidity

While the Company believes that the cash generated from cash flows from operations and cash currently on hand will be adequate to fund its activities, including the capital expenditures that the Company plans to make, no assurance can be made that such sources will be sufficient to meet such requirements. Covenants under the term loan restrict the Company’s future borrowing capacity. However, subject to certain conditions, the term loan does permit the Company to incur additional debt to fund working capital. If circumstances warrant, the Company may seek to obtain a working capital line of credit.

Contractual Obligation and Other Commitments

The following table summarizes the Company’s contractual obligations and commitments (amount in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In thousands)
Long-Term Debt Obligations
Term Loan (a)	$—	$250,000	$—	$—	$250,000
Variable interest payments (b)	11,950	—	—	—	11,950
Contractual Obligations
Hilton agreement (c)	—	—	—	—	—
Employment agreements (d)	1,725	312	—	—	2,037
Operating leases (e)	327	537	126	—	990
Entertainment contracts (f)	6,728	—	—	—	6,728

	$20,730	$250,849	$126	$—	$271,705

(a)	The Term Loan, with an initial funding of $209,000,000, originated May 11, 2006. As of December 31, 2008, the outstanding balance on the Term Loan was $250,000,000. The loan accrues interest at a rate of 2.9% plus one-month LIBOR which was 1.88% at December 31, 2008 for a total interest rate of 4.78%. The Loan originally had a two-year term and could be extended for three one-year extensions options. The Company exercised the first extension in 2008. The Company intends to exercise the second one-year extension in 2009. No additional funding is available since the maximum loan amount if $250,000,000 . The loan is collateralized by a first priority deed of trust on the property and has no amortization.
(b)	Based on December 31, 2008 LIBOR rate, interest is calculated at 4.78% .
(c)	The Company has signed a new agreement with Hilton commencing January 1, 2009. The agreement expires December 31, 2015 and allows the Hotel to use the Hilton name, advertise on the Hilton Hotels web site, utilize the Hilton reservation system and other Hilton amenities. In exchange, the Hotel is required to make certain capital improvements and will pay varying percentage fees of Food and Beverage Revenue (as defined in the agreement) and Hotel Revenue (as defined in the agreement) and also is obligated to participate in the Hilton Honors rewards program. For the year ending December 31, 2009 the Company will expense 1% of defined Food and Beverage and 4.25% of defined Hotel Revenue in accordance with this agreement.
(d)	The Company is party to employment agreements with 18 of its senior executives, with original terms of one to three years.
(e)	The Company is party to operating leases for office and telephone equipment with original terms of three to five years.
(f)	The Company is party to certain contracts to retain specific entertainers for recurring performances. These agreements expire during 2009.

Off-Balance Sheet Arrangements

The Company is not currently subject to any off-balance sheet arrangements which it believes will have a material adverse impact on its financial condition.

Debt Instruments

The following table provides information about the Company’s long-term debt at December 31, 2008 (amounts in thousands):

	Maturity date	Face Amount	Carrying value	Estimated fair value
Term Loan	May 2009	$250,000	$250,000	$212,500

The Term Loan originated May 11, 2006 and had an initial principal amount of $209 million with interest accruing at a rate of one month LIBOR plus 2.9%. The initial term was two years with three one-year extension options. The Term Loan contains certain restrictions that, among other things, limit the ability of the Company to incur additional indebtedness, create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell assets of the Company without prior approval of the lenders. The Company has notified the lender of its intention to exercise its right to extend the loan for one year. See Item 8 – Financial Statements and Supplementary Data — Notes to Financial Statements — Note 7 — Long-Term Debt.”

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

Derivative Instruments and Hedging Activities

The Company seeks to manage its market risk, including interest rate risk associated with variable rate borrowings, through balancing fixed-rate and variable-rate borrowings with the use of derivative financial instruments. The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The fair value of derivative financial instruments are recognized as assets or liabilities at each balance sheet date, with changes in fair value affecting net income (loss) or comprehensive income (loss) as applicable. The Company’s current interest rate swaps do not qualify for hedge accounting. Accordingly, changes in the fair value of the interest rate swaps are presented as an increase (decrease) in fair value of swaps in the accompanying Statements of Operations.

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

The allowance for doubtful accounts as a percentage of receivables as of December 31, 2008 increased when compared to December 31, 2007 primarily as a result of the increase in the allowance for doubtful accounts. The allowance for doubtful accounts has increased due to the overall downturn in the economy. The Company maintains strict controls over the issuance of markers and aggressively pursues collection from those customers who fail to pay after issuance of the marker.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the terms of the capitalized lease, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

Long-Lived Assets

Long-lived assets, which are not to be disposed of, including intangibles and property and equipment, are periodically reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. For assets to be held and used, the Company reviews these assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, which defers the effective date of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the entity’s financial statements on a recurring basis to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company partially adopted the provisions of SFAS 157 effective January 1, 2008 and will adopt the remaining provisions of SFAS 157 on January 1, 2009. The adoption of this statement did not have a material impact the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years beginning after November 15, 2008. SFAS No. 161 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Deterrmining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3 or the FSP). FSP 157-3 clarifies the application of SFAS No. 157, Fair Value Measurements (Statement 157), in a market that is not active. The FSP amends Statement 157 to include an example that illustrates key considerations when applying the principles in Statement 157 to financial assets when the market for these instruments is not active.

ITEM 7A(T).—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company’s primary exposure to market risk is interest rate risk associated with its variable rate long-term debt. If LIBOR were to increase 100 basis points and there were no additional borrowings, interest expense would increase approximately $2.5 million for the year ending December 31, 2009. The Company attempts to manage its interest rate risk by entering into interest rate cap agreements. The Company does not hold or issue financial instruments for trading purposes and does not enter into derivative transactions that would be considered speculative positions. The derivative financial instruments consist exclusively of interest rate cap agreements. Differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense.

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

INDEX TO FINANCIAL STATEMENTS

The following financial statements of the Company are presented herein on the page indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of Colony Resorts LVH Acquisitions, LLC:

We have audited the accompanying balance sheets of Colony Resorts LVH Acquisitions, LLC (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, members’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colony Resorts LVH Acquisitions, LLC at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 23, 2009

COLONY RESORTS LVH ACQUISITIONS, LLC

BALANCE SHEETS

DECEMBER 31,

(In thousands, except membership unit data)

	2008	2007
ASSETS
CURRENT ASSETS:
Cash and equivalents	$32,444	$23,645
Restricted cash	8,107	3,168
Accounts receivable, net of allowance for doubtful accounts of $7,153 at December 31, 2008 and $5,912 at December 31, 2007	11,942	18,168
Inventories	3,047	3,089
Prepaid expenses and other current assets	5,238	5,853

Total current assets	60,778	53,923
PROPERTY AND EQUIPMENT, NET	342,267	352,327
RESTRICTED CASH	2,549	3,772
OTHER ASSETS, NET	958	1,786

Total assets	$406,552	$411,808

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,589	$11,710
Accrued expenses	27,136	33,041
Due to affiliates	767	1,311

Total current liabilities	35,492	46,062
TERM LOAN	250,000	244,279
LONG TERM DEPOSITS	61	31

Total liabilities	285,553	290,372

COMMITMENTS AND CONTINGENCIES (Note 13)
REDEEMABLE MEMBERS’ EQUITY	60,000	60,000

MEMBERS’ EQUITY:
Class A Membership Units issued and outstanding: 1.50 units at $100 per unit	—	—
Class B Membership Units issued and outstanding: 900,000 units at $100 per unit	90,000	90,000
Accumulated deficit	(29,001)	(28,564)

Total members’ equity	60,999	61,436

Total liabilities and members’ equity	$406,552	$411,808

The accompanying notes are an integral part of these financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

(In thousands, except membership unit data)

	2008	2007	2006
Revenues:
Casino	$95,978	$111,770	$111,004
Rooms	115,608	112,482	102,867
Food and beverage	75,525	75,603	73,409
Other revenue	22,482	27,641	29,720

Total revenues	309,593	327,496	317,000
Less: promotional allowances	(29,190)	(30,771)	(26,694)

Net revenues	280,403	296,725	290,306

Operating Costs and Expenses:
Casino	77,092	82,771	80,194
Rooms	33,568	32,712	32,136
Food and beverage	53,411	54,224	54,246
Other expense	15,534	17,284	19,812
General and administrative	65,826	70,620	73,283
Depreciation and amortization	20,426	17,572	13,337

Total Operating Expenses	265,857	275,183	273,008

Operating income	14,546	21,542	17,298

Other income (expense):
Interest expense	(15,612)	(20,397)	(21,500)
Interest income	629	863	413
Loss on extinguishment of debt	—	—	(1,318)

	(14,983)	(19,534)	(22,405)

Net (Loss) Income	$(437)	$2,008	$(5,107)

Net (loss) income allocation:
Allocable to Class A	$—	$—	$—
Allocable to Class B	$(437)	$2,008	$(5,107)
Basic weighted average Class A membership units outstanding	1.50	1.50	1.50
Basic weighted average Class B membership units outstanding	1,500,000	1,500,000	1,500,000
Diluted weighted average membership units outstanding	1,500,001.50	1,666,668.67	1,500,001.50
Net income (loss) per Class A membership unit-basic	(.29)	$1.34	$(3.40)
Net income (loss) per Class B membership unit-basic	(.29)	$1.34	$(3.40)
Per membership unit-diluted	(.29)	$1.20	$(3.40)

The accompanying notes are an integral part of these financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

STATEMENTS OF MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31,

(In thousands)

	Capital Contribution				Accumulated Deficit	Total
	Class A Membership Units		Class B Membership Units
	Units	Value	Units	Value
Balance, January 1, 2006	—	$—	900	$90,000	$(29,354)	$60,646
Stock-based employee compensation	—	—	—	—	2,548	2,548
Net loss	—	—	—	—	(5,107)	(5,107)

Balance, December 31, 2006	—	—	900	90,000	(31,913)	58,087
Stock-based employee compensation	—	—	—	—	1,341	1,341
Net income	—	—	—	—	2,008	2,008

Balance, December 31, 2007	—	—	900	90,000	(28,564)	61,436
Net loss	—	—	—	—	(437)	(437)

Balance, December 31, 2008			$900	$90,000	$(29,001)	$60,999

The accompanying notes are an integral part of these financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(In thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(437)	$2,008	$(5,107)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	20,426	17,572	13,337
Valuation change in interest rate cap agreement	13	111	517
Amortization of deferred financing costs	997	1,616	743
Loss on extinguishment of debt	—	—	1,318
Provision for doubtful accounts	1,812	2,027	2,154
Stock-based employee compensation	—	1,341	2,548
Changes in assets and liabilities:
Accounts receivable	4,414	(1,368)	(2,564)
Inventories	42	(168)	178
Prepaid expenses and other current assets	289	(747)	330
Other assets	814	(259)	471
Accounts payable	(4,121)	(141)	(1,000)
Accrued expenses	(5,904)	(2,710)	(422)
Due to affiliates	(544)	(1,803)	5,485
Long term deposits	30	—	—

Net cash provided by operating activities	17,831	17,479	17,988

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(10,365)	(35,296)	(34,972)
Change in restricted cash	(3,716)	(663)	1,472

Net cash used in investing activities	(14,081)	(35,959)	(33,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Term Loan	5,720	19,183	225,096
Payment of Archon Term Loan	—	—	(200,000)
Debt issuance costs	(671)	(1)	(3,859)

Net cash provided by financing activities	5,049	19,182	21,237

Increase in cash and equivalents	8,799	702	5,725
Cash and equivalents at beginning of year	23,645	22,943	17,218

Cash and equivalents at end of year	$32,444	$23,645	$22,943

Supplemental Cash Flow Disclosure:
Cash paid for interest, net of capitalized interest	$14,602	$17,806	$20,951

The accompanying notes are an integral part of these financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, 2006

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

Note 2 – THE ACQUISITION

On June 18, 2004, the Company completed the acquisition of substantially all of the assets of the Hotel for $291 million, which included the purchase price of $280 million, a working capital adjustment of $6 million and professional fees and other expenses related to the acquisition of $5 million. The purchase and sale agreement dated December 24, 2003 included a provision whereby the purchase price of $280 million was subject to adjustment related to the working capital of the Hotel. The initial working capital adjustment of $6 million was determined based upon the preliminary closing balance sheet as of May 31, 2004. The final working capital adjustment was determined based upon the June 17, 2004 closing balance sheet. The working capital adjustment was finalized in the quarter ended September 30, 2004 and was determined to be $6.7 million. The Company therefore paid an additional $741,000 to Caesars in October 2004. The \acquisition has been accounted for as a purchase and, accordingly, the purchase price and working capital adjustment were allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The estimated fair values of property were based upon a third-party valuation and management’s estimates.

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

Restricted Cash

The Company has on deposit $10.7 million and $6.9 million in various escrow accounts as of December 31, 2008 and 2007, respectively. The accounts segregate funds to be used solely for renovation projects, property taxes and insurance, and certificates of deposit securing letters of credit in connection with self insurance policies issued by its insurance carriers.

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

Capitalized Interest

The interest cost associated with major construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of the

Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period. During the years ended December 31, 2008, 2007, and 2006 the Company incurred $15.6 million, $20.4 million and $21.5 million in net interest expense, respectively, and capitalized approximately $0, $764,000 and $673,000 respectively.

Deferred Financing Costs

Deferred financing costs of $0.7 million relate to the Company’s first extension of the Term Loan described in Note 7. The Company has amortized loan costs since the closing of its acquisition of the Hotel in June, 2004 using the effective interest method. On May 11, 2006, the Company entered into a Term Loan with Goldman Sachs Commercial Mortgage Capital, L.P. The unamortized loan costs associated with the acquisition of the Hotel were written off and the loan costs associated with the Term Loan were capitalized for amortization over the life of the loan. Amortization expense for the years ended December 31, 2008, 2007 and 2006 was $1.0 million, $1.6 million and $2.1 million, respectively.

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

	2008	2007	2006
Food and Beverage	$13,546	$13,798	$13,136
Rooms	4,058	4,282	3,926
Other	1,585	2,274	1,301

	$19,189	$20,354	$18,363

The estimated retail value of such promotional allowances included in operating revenues for the years ended December 31 is as follows (in thousands):

	2008	2007	2006
Food and Beverage	$15,253	$15,306	$14,263
Rooms	12,088	12,633	10,887
Other	1,849	2,832	1,544

	$29,190	$30,771	$26,694

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

Advertising Costs

Costs for advertising are expensed as incurred. Advertising costs expensed during the years ended December 31, 2008, 2007 and 2006 were $10.5, $10.8, and $10.1 million respectively.

Accounting for Derivative Instruments and Hedging Activities

The Company uses an interest rate cap (the “Cap”) to assist in managing interest cost being incurred on its Term Loan. The difference between amounts received and amounts paid under such agreements, as well as any fees, is recorded as a reduction of, or addition to, interest expense as incurred over the life of the Cap. This difference was approximately $13,000 for the year ended December 31, 2008.

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

Subsequent to the closing of the acquisition of the Hotel, the Company granted 0.167 options of Class A Units and 166,667 options of Class B Units to certain executives, in accordance with the Plan. The options have a 10 year life, vest over three years and have an exercise price of $100 per unit in both classes which was equal to, or greater than, the fair market value of the membership units at the date of grant. As a result of the amendment on May 16, 2006 which eliminated the exclusion of the value of the Development Parcels (as defined in the Plan), the options increased in value.

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

The fair value of the option awards is estimated on the date of grant using an appraisal of the value of the Company and its membership units. No additional grants have been awarded subsequent to the Company’s adoption of the Plan.

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

Weighted-average assumptions:	2006 (Post Amendment)	2006 (Pre Amendment)
Model	Black-Scholes	Black-Scholes
Number of options	166,667	166,667
Membership unit price	$104	$100
Exercise unit price	$100	$100
Dividend Yield	N/A	N/A
Volatility	37%	40%
Risk-Free rate	5.07%	3.24%
Valuation Date	June 30, 2006	June 18, 2004
Expiration Date	June 18, 2014	June 18, 2014
Term	36 months
Up movement	N/A
Down movement	N/A
Risk Neutral Probability	N/A

Recent Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, which defers the effective date of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the entity’s financial statements on a recurring basis to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company partially adopted the provisions of SFAS 157 effective January 1, 2008 and expects to adopt the remaining provisions of SFAS 157 on January 1, 2009. The adoption of this statement did not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years beginning after November 15, 2008. SFAS No. 161 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3 or the FSP). FSP 157-3 clarifies the application of SFAS No. 157, Fair Value Measurements (Statement 157), in a market that is not active. The FSP amends Statement 157 to include an example that illustrates key considerations when applying the principles in Statement 157 to financial assets when the market for these instruments is not active.

Income Taxes

The Company is a limited liability company and is taxed as a partnership for federal income tax purposes. Because the Company does not pay corporate federal income taxes at the entity level on its taxable income, no provision for federal income taxes is reflected in the accompanying financial statements.

Reclassifications

Certain amounts in the December 31, 2007 financial statements have been reclassified to conform to the December 31, 2008 presentation. These reclassifications had no effect on the previously reported net income.

Note 4 – ACCOUNTS RECEIVABLE, NET

Components of accounts receivable as of December 31 were as follows (thousands):

	2008	2007
Casino	$12,177	$14,088
Hotel	5,409	8,394
Other	1,509	1,598

	19,095	24,080
Less: allowance for doubtful accounts and discounts	(7,153)	(5,912)

	$11,942	$18,168

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

Note 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment as of December 31 consist of the following (in thousands):

	2008	2007
Land and land improvements	$154,311	$153,982
Building and improvements	158,423	156,448
Equipment, furniture, fixtures and leasehold improvements	91,862	85,496
Construction in progress	3,185	1,489

	407,781	397,415
Less: accumulated depreciation	(65,514)	(45,088)

	$342,267	$352,327

Note 6 – ACCRUED EXPENSES

Accrued expenses as of December 31 consist of the following (in thousands):

	2008	2007
Customer deposits	$2,603	$4,101
Payroll and related	9,412	10,331
Taxes and licenses	1,781	2,547
Casino related	8,552	9,897
License royalties	205	225
Other accruals	4,583	5,940

	$27,136	$33,041

Customer deposits relate to Casino front money, hotel, and banquet advance payments and are all due within one year.

Note 7 – LONG-TERM DEBT

On June 18, 2004 in connection with the consummation of the acquisition of the Hotel, the Company entered into a term loan with Archon Financial, L.P. (the “Archon Loan”). The Archon Loan was for a principal amount of $200 million and was for an initial term of two (2) years with two one-year extensions. Interest on the Archon Loan accrued at a rate of 6.50% plus the greater of (i) one-month LIBOR (which was 4.8% and 4.5% at December 31, 2005 and 2004 respectfully) or (ii) 1.5%. The Archon Loan provided for no amortization during the term. The Archon Loan was collateralized by a first priority deed of trust on the Hotel.

The Archon Loan agreement required the Company to purchase an interest rate cap at the funding of the Term Loan for $769,000 with a LIBOR strike rate of 5% for the first two years of the Term Loan and an interest rate cap with a LIBOR strike rate of 6% for any extension periods.

On May 11, 2006, the Company entered into a new Loan Agreement with Goldman Sachs Commercial Mortgage Capital, L.P. (the “Term Loan”). The Term Loan was for an initial principal amount of $209.2 million and for an initial term of two (2) years. The Company has drawn an additional $40.8 million against the Term Loan, the maximum funding of the Term Loan.

The Company exercised the first extension option in 2008. The Company intends to exercise the second one-year extension in 2009. The Company will be required to 1) obtain a new extension interest rate cap agreement, 2) pay an extension fee and any out-of-pocket expenses incurred by the lender and 3) meet certain debt yield benchmarks. The debt yield benchmarks will be based on results of operations through March 31, 2009.

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

Proceeds from the Term Loan were used to extinguish the Archon Loan dated as of June 18, 2004 and to pay a $1.0 million exit fee.

The Company recorded a loss on extinguishment of debt of approximately $1,318,000 relating to loan costs associated with the Archon Loan.

Fair Value

Estimated fair values of the Company’s debt and related financial instruments as of December 31 are as follows (in thousands):

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan	$250,000	$212,500	$244,279	$244,279
Cap Agreement	$—	$—	$—	$—

The fair values of the Term Loan approximate its carrying amount based on the variable nature of the facilities. The fair value of the interest rate cap is based upon a quote from a broker.

Note 8 – REDEEMABLE MEMBERS’ INTERESTS

In connection with the closing of the acquisition of the Hotel, the Company, Voteco, Co-Investment Voteco, Co-Investment Partners and Holdings entered into a Sale Right Agreement, dated June 18, 2004 (the “Sale Right Agreement”). Pursuant to the terms of Co-Investment Partners’ partnership agreement, at any time after May 23, 2008, Whitehall (a limited partner in Co-Investment Partners and an affiliate of Goldman Sachs Commercial Mortgage Capital, L.P., the lender under the Term Loan) has the right to request that Co-Investment Partners purchase all of Whitehall’s interest in Co-Investment Partners at a purchase price determined by Whitehall. Pursuant to the Sale Right Agreement, upon receiving notice from Whitehall that it has exercised the sale right the Company must, within forty-five days elect to either (i) purchase that portion of the Class B Membership Units which represent Whitehall’s interest in Co-investment Partners or (ii) sell the Company in its entirety. If the Company elects not to redeem the Class B Membership Units, it must appoint Goldman Sachs & Co. as its sole and exclusive agent for a period of one year to seek to sell the Company at a price extrapolated from the price Whitehall established for its interest in Co-Investment Partners. In addition, on June 18, 2010, if the Company has not been sold pursuant to the sale right above or otherwise, the Company shall appoint Goldman Sachs & Co. as its sole agent to seek to sell the Company at the best price obtainable unless Whitehall and Co-Investment Partners both agree not to sell the Company or to postpone such sale. For purposes of the diluted membership unit calculation, it is assumed that the redemption of Whitehall’s interest or sale of the property will be consummated at fair value. As of December 31, 2008, Whitehall has not exercised the sale right.

Note 9 – MEMBERSHIP INTERESTS

In connection with and immediately prior to the acquisition of the Hotel, the Company issued Class A Membership Units (“Class A Units”) to Co-Investment Voteco and Voteco on a pro rata basis in proportion to the equity contributions made by each entity. In addition, the Company issued Class B Membership Units (“Class B Units” and together with the Class A Units, the “Membership Units”) to Co-Investment Partners and to Holdings, on a pro rata basis in proportion to the equity contributions made by each entity. All of these entities are existing affiliates of the Company. Pursuant to the Company’s Operating Agreement (the “Operating Agreement”) and upon receipt of all required approvals from the Nevada Gaming Authorities, Co-Investment Voteco transferred certain Class A Units to Whitehall Voteco, and as a result, Whitehall Voteco joined the Company as a member and became a party to the Operating Agreement effective July 19, 2006. Pursuant to an Option Agreement between Mr. Ribis, Voteco and Holdings, Mr. Ribis exercised options to acquire Class A Units and Class B Units directly from Voteco and Holdings, respectively, and as a result, Mr. Ribis joined the company as a member and became a party to the Operating Agreement effective November 21, 2006.

As of December 31, 2008, Voteco owns 0.585 Class A Units, Co-Investment Voteco owns 0.30 Class A Units, Whitehall Voteco owns 0.60 Class A Units and Mr. Ribis owns 0.015 Class A Units. In addition, as of December 31, 2008, Holdings owns 585,000 Class B Units, Co-Investment Partners owns 900,000 Class B Units and Mr. Ribis owns 15,000 Class B Units. Pursuant to the Operating Agreement, holders of Class A Units are entitled to one vote per unit in all matters to be voted on by voting members of the Company. Holders of Class B Units are not entitled to vote, except as otherwise expressly required by law.

At the time of the closing of the acquisition of the Hotel, a Transfer Restriction Agreement was executed by and among Thomas J. Barrack, Jr. (“Mr. Barrack”), Mr. Ribis, Co-Investment Partners and Co-Investment Voteco (the “Coinvestment Transfer Restriction Agreement”) and a Transfer Restriction Agreement was executed by and among Mr. Barrack, Voteco and Holdings (the “Voteco Transfer Restriction Agreement”). At the time of the transfer of certain Class A Units to Whitehall Voteco from Co-Investment Voteco, a Transfer Restriction Agreement was executed by and among Stuart Rothenberg (“Mr. Rothenberg”), Brahm Cramer (“Mr. Cramer”) and Jonathan Langer (“Mr. Langer”) and together with Mr. Rothenberg and Mr. Cramer, the “Whitehall Voteco Members”, Whitehall Voteco and Co-Investment Partners (the “Whitehall Voteco Transfer Restriction Agreement”).

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

Note 10 – EMPLOYEE BENEFIT PLAN

Participation in the Resorts Hotels and Casinos 401(k) employee savings plan is available for all full time employees who are not covered under a collective bargaining agreement. The savings plan allows participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. Through December 31, 2008, the Company matched 50% of the first 6% of employee contributions, up to a maximum of 3% of participating employee’s eligible gross wages. For the years ended December 31, 2008, 2007, and 2006; matching contributions expensed under the savings plans were $772,000, $830,000, and $934,000 respectively. As of January 1, 2009, the Company has suspended matching contributions.

Colony Resorts LVH Savings Plan was established for employees not covered under a collective bargaining agreement as part of the acquisition of the Hotel. On November 18, 2005 all assets of the plan were merged into the Resorts Hotels & Casinos 401(k) Plan.

Employees of the Company who are members of various unions are covered by union-sponsored, collective bargained, multiemployer health and welfare and defined benefit pension plans. The Company recorded expenses of $18.2 million for the year ended December 31, 2006 related to the plans, and $17.3 million for the years ended December 31, 2007 and 2008. The plan’s sponsors have not provided sufficient information to permit the Company to determine its share of unfunded vested benefits, if any.

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

The Company provides and/or receives services from affiliated companies. The total net value of services received from the affiliated companies was approximately $4.7 million for the year ended December 31, 2008, $4.9 million for the year ended December 31, 2007, and $5.5 million for the year ended December 31, 2006.

Note 12 – OPERATING LEASES

The Hotel is the lessee under leases for office and telephone equipment. At December 31, 2008, the Company was obligated under non-cancelable operating leases to make future minimum lease payments as follows:

Year Ending December 31
2009	$327,186
2010	327,186
2011	209,784
2012	84,111
2013	42,055

$990,322

Equipment rent expense for the years ended December 31, 2008, 2007, and 2006 was $937,414, $853,154 and $703,500 respectively.

Note 13 – COMMITMENTS AND CONTINGENCIES

Letters of Credit

Beginning in 2005 and annually thereafter, the Company was required to deliver irrevocable standby letters of credit in connection with its workers’ compensation insurance policies issued by its insurance carriers. The letters of credit are secured by certificates of deposits in the same notional amounts as the corresponding letters of credit. The initial expiration dates of these letters of credit are for one year and are automatically extended for one year from their expiration date unless the issuing bank notifies the Company sixty days prior to such expiration dates that the letters of credit will not be renewed. As of December 31, 2008, December 31, 2007 and December 31, 2006, the certificates of deposit which secure the letters of credit total $2,538,750, $3,762,000 and $2,872,000, respectively, and are included in restricted cash. As of December 31, 2008, 2007 and 2006, there were no amounts outstanding on the letters of credit.

Employment Agreements

The Company has entered into a Vice Chairman’s agreement and employment agreements, as amended, with several executives. The employment agreements have initial terms of six months to five years and some are subject to one-year extensions. The employment agreements provide that the executives will receive a base salary with either mandatory increases or annual adjustments and discretionary annual bonus payments.

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

Hilton License Agreement

Concurrently with the closing of the acquisition, the Company entered into a License Agreement pursuant to which the Company licensed from Hilton Inns, Inc. the right to use the mark “Hilton” and is part of Hilton’s reservation system and Hilton’s

“HHonors Program™”. The License Agreement commenced on the date of the closing of the acquisition of the Hotel and expired on December 31, 2008. During the term of the License Agreement, the Company was required to pay Hilton an annual fee of $2,000,000 plus 1% of the Hotel’s gross room revenue to fund national and regional group advertising and sales and business promotion efforts by Hilton.

Effective January 1, 2009, the Company entered into a new License Agreement with HLT Existing Franchise Holding LLC (“Hilton”). The new agreement has a seven-year term and requires payments based on annually increasing percentages of room revenue and food and beverage revenue. Fees in 2009 will be 4.25% of Gross Rooms revenue (as defined in the Agreement) and 1% of Gross Food and Beverage revenue (as defined in the Agreement). Fees will increase to 5.25% of Gross Rooms revenue and 1% of Gross Food and Beverage revenue during the years 2011 through and including 2015. The Company is also required to pay fees associated with reservations made through the Hilton reservation system and fees to participate in the Hilton loyalty program.

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

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax. In July, 2008, the Court denied the State’s motion for rehearing. For the three year period ended February 2008, the Company paid use tax on these items and has filed for refunds for the periods March 2005 through February 2008. The amount subject to these refunds, excluding interest, is approximately $1.1 million. As of December 31, 2008, the Company had not recorded a receivable related to this matter.

Note 14 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Net Revenues	Operating Income (loss)	Net Income (loss)	Net Income (loss) applicable to membership units	Diluted income (loss) per membership unit
	(amounts in thousands, except per share amounts)
Year ended December 31, 2008
First quarter	$80,617	$11,016	$6,628	$6,628	$3.98
Second quarter	75,457	6,996	3,394	3,394	2.04
Third quarter	63,468	(2,776)	(6,171)	(6,171)	(4.11)
Fourth quarter	60,861	(690)	(4,288)	(4,288)	(2.86)
Year ended December 31, 2007
First quarter	$79,265	$11,816	$7,086	$7,086	$4.72
Second quarter	72,352	4,303	(494)	(494)	(.33)
Third quarter	69,414	874	(4,212)	(4,212)	(2.81)
Fourth quarter	75,694	1,549	(372)	(372)	(.24)
Year ended December 31, 2006
First quarter	$76,785	$12,440	$6,616	$6,616	$4.41
Second quarter	73,495	3,745	(3,026)	(3,026)	(2.02)
Third quarter	67,404	(876)	(6,086)	(6,086)	(4.06)
Fourth quarter	72,622	1,989	(2,611)	(2,611)	(1.74)

ITEM 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).—CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s Chief Executive Officer and its Executive Vice President, Finance (its principal financial officer) have evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) (the Exchange Act) of the Company as of December 31, 2008 and have concluded that they are effective within the reasonable assurance threshold described below.

b) Management’s Report on Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

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

c) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.—OTHER INFORMATION

None

PART III

ITEM 10.—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company as of December 31, 2008 are as follows:

NAME	AGE	POSITION
Directors
Thomas J. Barrack, Jr.	61	Chairman of the Board
Nicholas L. Ribis	63	Vice-Chairman of the Board
Jonathan Langer	39	Member of the Board
Joseph L. Garrubbo	71	Independent Member of the Board
Executive Officers
Rodolfo Prieto	64	Chief Executive Officer and General Manager
Robert Schaffhauser	62	Executive Vice President, Finance
Kenneth M. Ciancimino	47	Executive Vice President, Administration

THOMAS J. BARRACK, JR. has served as a Manager and Board Member of the Company since its formation. Mr. Barrack also holds a majority membership interest in Coinvestment Voteco and all of the membership interests in Voteco. Mr. Barrack has served as Chairman and Chief Executive Officer of each of Colony Capital, LLC (“Colony Capital”) and Colony Advisors, LLC (“Colony Advisors”) since their organization in August 1992 and September 1991, respectively. Colony Capital and Colony Advisors are international real estate investment and management firms. Mr. Barrack is a Director of Kerzner International Limited, a private developer of resort and gaming properties worldwide. Mr. Barrack is a Director of Colony RIH Holdings, Inc. and Resorts International Hotel & Casino, Inc., which own and operate Resorts Atlantic City, a casino hotel in Atlantic City, New Jersey. Mr. Barrack also serves as a Director of RIH Resorts, LLC., which owns and operates casino hotels in Atlantic City, New Jersey, and Tunica, Mississippi. Mr. Barrack is a director of Station Casinos, Inc.

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

JONATHAN LANGER was appointed as a Board Member on July 19, 2006. Mr. Langer is a partner at Goldman Sachs & Co. where he is head of US acquisitions and global head of hospitality and gaming investing for the Real Estate Principal Investment Area. He is a member of the Whitehall Investment Committee and the GS Real Estate Partners Fund Investment Committee. Prior to joining Goldman Sachs, Mr. Langer was an associate at JMB Realty from 1992 to 1994. Since February 2008, Mr. Langer has been a board member of American Casino & Entertainment Properties, LLC.

JOSEPH L. GARRUBBO was appointed as the Independent Board Member on February 13, 2009. Mr. Garrubbo is an attorney in private practice with the firm of Garrubbo Capice & Millman, PC and was the firm’s founding member. He has been in private practice since 1972. Mr. Garrubbo received his law degree from Seton Hall University School of Law. He also holds an undergraduate degree in Psychology from Seton Hall University. Mr. Garrubbo’s has served as a member of the Board of Freeholders and as a member of the New Jersey General Assembly. He has also served as municipal court judge in the State of New Jersey. Mr. Garrubo is admitted to practice law in the State of New Jersey. Mr. Garrubo is the father-in-law of Kenneth M. Ciancimino, the Executive Vice President, Administration of the Company.

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

KENNETH M. CIANCIMINO has served as the Executive Vice President, Administration since February 26, 2004. Prior to joining the Company, Mr. Ciancimino served as Vice President of Business Development and Strategic Planning for The Media and Marketing Group, a full-service advertising, marketing and communications agency specializing in casino gambling. From 1993 to 2000, Mr. Ciancimino served in various positions within Trump Hotels & Casino Resorts, Inc. As Vice President of Corporate Affairs, he was primarily responsible for the investor relations function of the NYSE company with $1.4 billion in revenues and 16,000 employees. Within Trump Hotels & Casino Resorts, Inc., Mr. Ciancimino also served as Executive Director of Corporate Affairs, Business Analysis Manager, and as a Development Analyst. Mr. Ciancimino received a Bachelor’s degree in Psychology and Sociology from Rutgers University, and an MBA in Finance and Management from Seton Hall University. Mr. Ciancimino is the son-in-law of Joseph L. Garrubbo, a Board Member of the Company.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company or written representations that any such reports were timely filed or that no such reports were required, during the year ended December 31, 2008, all Section 16(a) filing requirements applicable to its executive officers, directors, and greater-than-10% beneficial owners were satisfied.

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

ITEM 11.—EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

This compensation discussion describes the material elements of compensation awarded to, earned by, or paid to each of our executive officers during 2008. This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative for primarily the Company’s last completed fiscal year, but we also describe compensation actions taken prior to 2008 to the extent it enhances the understanding of our executive compensation disclosure.

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

Executive Compensation

Mr. Prieto’s employment agreement with the Company provides for a five-year term, with automatic one-year renewals after the completion of the initial five-year term unless terminated by either party. Pursuant to the terms of his employment agreement with the Company, Mr. Prieto received a base salary of $800,000 during 2008, and will receive a base salary of $800,000 for 2009. As an inducement to enter into the employment agreement, Mr. Prieto received a signing bonus of $130,000, which was paid shortly after the completion of the Company’s acquisition of the Hotel. Mr. Prieto participates in the Company’s annual bonus plan, which provides for the payment of annual bonus awards based on the achievement of performance goals established by the Company’s Board; provided, that Mr. Prieto’s annual bonus payment shall not be less than $100,000 in any year during the term of his employment. Mr. Prieto received a cash bonus of $336,000 in 2008. Mr. Prieto also received a cash bonus of $485,000 in 2007. The 2007 bonus included a cash payment of $350,000 in February 2007 to compensate Mr. Prieto for stock options forfeited by him in connection with the termination of his employment with his previous employer. Mr. Prieto is also eligible to participate in the Company’s medical, dental, retirement and other standard benefit plans maintained by the Company. In addition, the Company will fund up to $52,616 annually for the premium payments associated with maintaining a whole-life insurance policy for the benefit of Mr. Prieto.

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

The Company has also entered into employment agreements with Messrs. Schaffhauser and Ciancimino, which employment agreements provide for a term of employment expiring in February 2011, subject to automatic one year renewal thereafter unless terminated by either party. Mr. Schaffhauser will receive a base salary of $403,200 in 2009 and received $384,000 in 2008. Mr. Ciancimino will receive a base salary of $342,300 in 2009 and received $326,000 in 2008. Mr. Schaffhauser’s and Mr. Ciancimino’s employment agreements provide that their base salary will be increased each year during the term by not less than 5%. Messrs. Schaffhauser and Ciancimino each are eligible to participate in the Company’s annual bonus plan and receive awards, if any, at the discretion of the Company’s Board. They are also eligible to participate in the medical, dental, retirement and other standard benefit plans maintained by the Company. The Company will pay the full cost of the premiums associated with Mr. Ciancimino’s coverage under the Company’s group medical plan during his term of employment.

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

Elements of Executive Compensation

Base Salary.

Base salaries, as well as annual salary increases, for each of the executive officers were determined as a result of the negotiation of employment contracts. The base salaries for Messrs. Prieto, Schaffhauser and Ciancimino in 2008 were $800,000, $384,000 and $326,000 respectively, and in 2009 are $800,000, $403,200 and $342,300 respectively.

Cash Bonus Opportunities.

The executive officers are eligible to participate in the Company’s annual bonus program. Mr. Prieto is guaranteed an annual bonus of at least $100,000 during each year of his employment contract with the Company. In 2008, Mr. Prieto received a bonus of $336,000. In 2007, Mr. Prieto received a bonus of $485,000 which included a cash payment in the amount of $350,000 to compensate him for stock options forfeited as a result of the termination of his employment with his previous employer. Messrs. Schaffhauser and Ciancimino may receive annual cash incentive awards at the discretion of the Company’s Board of Directors based on the achievement of the Company’s performance goals. Mr. Schaffhauser received bonuses of $77,000 and Mr. Ciancimino received bonuses of $66,000 in 2008. Mr. Schaffhauser received bonuses of $140,175 and Mr. Ciancimino received bonuses of $119,181 in 2007.

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

Executive Benefits and Perquisites.

The executive officers participate in a Company sponsored 401(k) savings plan, as well as group medical, dental, life and disability insurance programs that are offered to all Company employees who are not covered by a collective bargaining agreement. Under the terms of Mr. Prieto’s employment agreement, the Company is obligated to pay up to $52,616 annually for the premium payments associated with maintaining a whole-life insurance policy for the benefit of Mr. Prieto. Under the terms of Mr. Ciancimino’s employment agreement, the Company is obligated to pay the full cost of premiums associated with Mr. Ciancimino’s coverage under the Company’s group medical insurance plan. The executive officers also participate in a supplemental medical insurance plan that covers all senior management personnel at the vice president level and above. The plan provides reimbursement for medical costs that are not covered by the group health and dental insurance plan. In addition, Mr. Prieto and Mr. Ciancimino each receive an annual automobile allowance of $9,000.

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

Summary Compensation Table

The following table sets forth compensation earned by the executive officers during 2008, 2007 and 2006.

SUMMARY COMPENSATION TABLE

(in thousands of $)

Name and Principal Positions	Year	Salary (1)	Bonus	Stock Awards	Options (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Rodolfo Prieto (PEO) Chief Executive Officer and General Manager	2008	$800	$336	—	—	—	—	$62	(3)	$1,198
	2007	$800	$485	—	$201	—	—	$60	(3)	$1,546
	2006	$750	$135	—	$382	—	—	$60	(3)	$1,327

Robert Schaffhauser (PFO) Executive Vice President, Finance	2008	$384	$77	—	—	—	—	$6	(5)	$467
	2007	$368	$140	—	$67	—	—	$5	(5)	$580
	2006	$292	$63	—	$127	—	—	—		$482

Kenneth M. Ciancimino Executive Vice President, Administration	2008	$326	$66	—	—	—	—	$24	(4)	$416
	2007	$312	$119	—	$67	—	—	$12	(4)	$510
	2006	$295	$54	—	$127	—	—	$11	(4)	$487

(1)	The amounts represent the annual base salary for each Named Executive Officer for 2008, 2007 and 2006.
(2)	Each Named Executive Officer received an option to purchase a certain number of the Company’s Membership Units subject to the terms of the Named Executive Officer’s employment agreement and the equity compensation plan put in place by the Company. The amount reflects the 2008, 2007 and 2006 amortized value of the options in accordance with FAS123( R ).
(3)	Includes paid life insurance premiums ($52,616 in 2008 and $51,415 in 2007 and 2006) and a $9,000 annual car allowance. Mr Prieto designates the beneficiary of the life insurance policy.
(4)	Includes a $9,000 fixed annual car allowance each year and $24,095 medical insurance premium in 2008, $2,931 medical insurance premiums in 2007 and $2,184 medical insurance premiums in 2006.
(5)	Includes $5,929 medical reimbursement costs in 2008 and $5,323 of medical reimbursement costs in 2007.

Grants of Under the 2004 Incentive Plan

There were no options granted during the year ended December 31, 2008 or 2007.

Outstanding Equity Awards

The following table sets forth existing equity awards at December 31, 2008 that have not been exercised as of that date:

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2008

Name and Principal Positions	Year	Securities Underlying Unexercised Options Exerciseable	Securities Underlying Unexercised Options Unexercisable	Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Rodolfo Prieto (PEO) Chief Executive Officer and General Manager	2008	25,000	—	—	$100 per share	June 17, 2014
Robert Schaffhauser (PFO) Executive Vice President, Finance	2008	8,334	—	—	$100 per share	June 17, 2014
Kenneth M. Ciancimino Executive Vice President, Administration	2008	8,334	—	—	$100 per share	June 17, 2014

The Company made no equity awards during the year ended December 31, 2008 or 2007.

Options Exercised and Stock Vested

During the years ended December 31, 2008 or 2007, no options were exercised. During the years ended December 31, 2008 and 2007, no equity awards were made to officers or employees of the Company.

Post-Employment Compensation

The Company has no post-employment compensation plans.

Nonqualified Deferred Compensation

The Company has no nonqualified deferred compensation plans.

Director Compensation

The Company does not provide any compensation to Mr. Barrack or to Mr. Langer for their services as Board members.

Mr. Garrubbo will receive an annual retainer of $50,000 for his services as a Board Member.

On June 18, 2004, the Company entered into a Vice Chairman’s Agreement with Mr. Ribis. The current term of this agreement expires on June 18, 2009, with automatic one-year renewals after the completion of the initial three-year term, unless either party provides written notice of intention not to renew the agreement. Pursuant to the terms of the Vice Chairman Agreement, Mr. Ribis will receive annual base compensation of $600,000. Mr. Ribis is entitled to an annual bonus based upon achievement of the Company’s annual budget and business plan targets approved by the Company’s Board. Under this agreement, and as set forth in a separate Membership Unit Option Agreement, the Company granted Mr. Ribis an option to purchase 0.125 Class A Units at a price of $100 per unit and 125,000 Class B Units at $100 per unit. The option is subject to five-year vesting under which Mr. Ribis may, subject to his continued service to the Company, exercise one-fifth of the Membership Units subject to the option each year on and after each of the first, second, third, fourth and fifth anniversaries of June 18, 2004. Upon termination of this agreement under certain circumstances, the Company has the right to purchase and Mr. Ribis has the right to sell, any Membership Units held by Mr. Ribis. The agreement also contains confidentiality, non-competition and non-solicitation provisions.

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

Director Compensation for 2008

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Barrack	—	—	—	—	—	—	—
Ribis	$600,000	—	—	—	—	—	$600,000
Langer	—	—	—	—	—	—	—
Cummis (1)	—	—	—	—	—	—	—

(1)	Mr. Cummis resigned for his position as a Board Member on May 30, 2008

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

The table below sets forth the information regarding beneficial ownership of the Company’s Class A Units and Class B Units as of December 31, 2008 for:

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

					Long-Term Compensation Awards Securities Underlying Options (#)
Name of Beneficial Owner	Class A Units Beneficially Owned	Percent of Class A Units	Class B Units Beneficially Owned	Percent of Class B Units	Class A Units		Class B Units
Colony Resorts LVH Voteco, LLC (1)	0.585	39%	—	—	—		—
Colony Resorts LVH Co-Investment Voteco, LLC (1)	0.30	20%	—	—	—		—
Colony Resorts LVH Holdings, LLC (1)	—	—	585,000	39%	—		—
Colony Resorts LVH Co-Investment Partners, L.P. (1)	—	—	900,000	60%	—		—
WH/LVH Managers Voteco, LLC (1)	0.60	40%
Thomas J. Barrack, Jr. (2)	0.885	59%	1,485,000	99%	—		—
Stuart Rothenberg (3)	0.60	40%
Bram Cramer (3)	0.60	40%
Jonathan Langer (3)	0.60	40%
Nicholas L. Ribis (4)	0.015	1%	15,000	1%	.125	(5)	125,000
Rodolfo Prieto	—	—	—	—	.025	(5)	25,000
Robert Schaffhauser	—	—	—	—	.0085	(5)	8,333.5
Kenneth M. Ciancimino	—	—	—	—	.0085	(5)	8,333.5
All board members and executive officers as a group (7 persons)	1.5	100%	1,500,000	100%	—		—

(1)	The principal address of Colony Resorts LVH Voteco, LLC or, Voteco, Colony Resorts LVH Co-Investment Voteco, LLC, or Co-Investment Voteco, Colony Resorts LVH Holdings, LLC, or Holdings, and Colony Resorts LVH Co-Investment Partners, L.P., or Co-Investment Partners, is 1999 Avenue of the Stars, Suite 1200, Los Angeles, California 90067. The principal address of WH/LVH Managers Voteco, LLC, or Whitehall Voteco, is 85 Broad Street, New York, New York 10004.
(2)	Mr. Barrack is the sole member of Voteco and the controlling member of Coinvestment Voteco and thereby is deemed to have beneficial ownership of the Class A Units owned by Voteco and Coinvestment Voteco. Mr. Barrack and Mr. Ribis are the members and managers of Coinvestment Voteco. As all decisions regarding the power to vote or dispose of the Class A Units are controlled Mr. Barrack, Mr. Ribis is not deemed to have beneficial ownership of the Class A Units held by Coinvestment Voteco. Mr. Barrack is also deemed to have beneficial ownership of the Class B Units owned by Holdings and Co-Investment Partners.
(3)	Mr. Rothenberg, Mr. Cramer and Mr. Langer are the sole members of Whitehall Voteco and are deemed to have beneficial ownership of the Class A Units owned by Whitehall Voteco. As of March 9, 2009 Mr. Rothenberg relinquished his voting rights in WH/LVH Voteco, LLC, and therefore will no longer be considered a beneficial owner of the Company.
(4)	Pursuant to an Option Agreement with Voteco and Holdings, Mr. Ribis exercised his right to acquire 0.015 Class A Units and 15,000 Class B Units from Voteco and Holdings, respectively.
(5)	Each Named Executive Officer received an option to purchase the percentage of the Company’s Membership Units noted in the table that are issued and outstanding as of June 18, 2004, subject to the terms of each Named Executive Officer’s employment agreement and the equity compensation plan put in place by the Company.

Prior to and in anticipation of the acquisition of the Hotel, the Company entered into employment arrangements and letter agreements with Messrs. Prieto, Schaffhauser and Ciancimino. The Company entered into additional letter agreements with Messrs. Prieto, Schaffhauser and Ciancimino as of the closing of the acquisition of the Hotel. Pursuant to the employment arrangements and letter agreements, the Company granted options to purchase Class A Units and Class B Units, subject to the terms of the employment arrangements and other relevant documents, including the Company’s 2004 Incentive Plan. However, the Company will not grant to any one of the executive officers an option to purchase more than 5% of the Class A Units outstanding at the time such option is granted. The Class A Units and Class B Units subject to the options granted to Messrs. Prieto, Schaffhauser and Ciancimino may be purchased at an exercise price of $100 per unit.

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

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Operating Agreement

Pursuant to the terms of the Operating Agreement, the Board of the Company was initially comprised of two members, Mr. Barrack and Mr. Ribis. In addition, there was also two nonvoting Board observers for certain ERISA purposes, on behalf of certain private equity fund investors. The Operating Agreement also provides that, subject to receiving all required prior approvals of the Nevada Gaming Authorities permitting the appointment of (i) any one of Stuart Rothenberg, Brahm Cramer and/or Jonathan Langer (or an alternative manager of Whitehall Street Global Real Estate Partnership, an affiliate of Goldman Sachs & Co. (“Whitehall”) in their stead, if such alternative manager is another managing director of Goldman Sachs & Co. with comparable seniority) (collectively the “Whitehall Managers”) as a member of the Board and (ii) the purchase at cost by the Whitehall Managers of certain Class A Units, then one of the Whitehall Managers would become a member of the Board. After receiving all the required approvals from the Nevada Gaming Authorities, Jonathan Langer was appointed to the Board, effective July 19, 2006. As a member of the Board, Mr. Langer has the right to vote on all matters that come before the Board and will have veto rights over certain actions. Pursuant to the Term Loan documents, the Company is also required to appoint an independent board member to the Board. The Company recently appointed Mr. Garrubbo as independent board member. Pursuant to the Operating Agreement, the independent board member will have a veto right over certain matters as long as the Term Loan is outstanding, including dissolving or liquidating the Company, consolidation or merger, engaging in any business other than the management of the Hotel, amending the Operating Agreement or transactions with affiliates not in the ordinary course of business. The Board shall not have the right to approve such matters without the consent of the independent board member. The independent board member shall not be entitled to vote on any other matters that may come before the Board.

The Operating Agreement provides that in the event the Company seeks to raise additional equity capital, each member of the Company will have a preemptive right, to the extent permitted by law, to make additional investments in the Company as are necessary to maintain such Member’s pro rata interest in the Company.

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

Indemnification

The Purchase and Sale Agreement pursuant to which the Company acquired the Hotel provides that the Company will provide directors and officers liability insurance coverage to the current directors and officers of the Company for a term of six years following the closing of the acquisition. In addition, the Operating Agreement contains indemnity provisions pursuant to which the Company will indemnify the directors and officers under certain circumstances.

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

Sale Right Agreement

The Company, Voteco, Coinvestment Voteco, Co-Investment Partners and Holdings entered into a Sale Right Agreement, dated June 18, 2004 (the “Sale Right Agreement”). Pursuant to the terms of Co-Investment Partners’ partnership agreement, at any time after May 23, 2008, Whitehall (a limited partner in Co-Investment Partners and an affiliate of Goldman Sachs & Co. and Goldman Sachs Commercial Mortgage Capital, L.P., the lender under the new Term Loan) has the right to request that Co-Investment Partners purchase all of Whitehall’s interest in Co-Investment Partners at a purchase price determined by Whitehall. Pursuant to the Sale Right Agreement, upon receiving notice from Whitehall that it has exercised the sale right above the Company must, within forty-five days elect to either (i) purchase Whitehall’s interest in Co-Investment Partners or (ii) sell the Company in its entirety. If the Company elects not to purchase Whitehall’s interest, it must appoint Goldman Sachs & Co. as its sole and exclusive agent for a period of one year to seek to sell the Company at a price extrapolated from the price Whitehall established for its interest in Co-Investment Partners. In addition, on June 18, 2010, if the Company has not been sold pursuant to sale right above or otherwise, the Company shall appoint Goldman as its sole agent to seek to sell the Company at the best price obtainable. Whitehall has not exercised the sale right.

Services Agreement

In connection with the execution of the Vice Chairman Agreement, on June 18, 2004, the Company and Resorts entered into a Services Agreement (the “Services Agreement”). Pursuant to the terms of the Services Agreement, the Company and Resorts agreed to allocate the costs of all benefits provided to Mr. Ribis by the Company and Resorts pursuant to the terms of Mr. Ribis’ Vice Chairman agreements with each of the Company and Resorts, respectively, based on the proportion of business time Mr. Ribis dedicates to each of the Company and Resorts. On April 25, 2005, this agreement was amended and restated to add RIH Resorts, LLC, an affiliate of the Company (through common control), as a party to the agreement.

Joint Services Agreement

On June 18, 2004, the Company and Resorts entered into a Joint Services Agreement (the “Joint Services Agreement”). Pursuant to the Joint Services Agreement, for an initial term of three years with automatic one year renewal periods, the Company and Resorts agreed to cooperatively develop and implement joint programs as they shall mutually agree upon with the goal of achieving collective cost savings and efficiencies for each of the Company and Resorts. The Joint Services Agreement is terminable by either party with six months notice. On April 25, 2005, this agreement was amended and restated to add RIH Resorts, LLC, an affiliate of the Company, as a party to the agreement.

The Company provides and/or receives services under the Joint Services Agreement. The total net value of services received from affiliated companies was approximately $4.7 million in 2008 and $4.9 million in 2007.

Joint Marketing Agreement

On June 18, 2004, the Company and Resorts entered into a Joint Marketing Agreement (the “Joint Marketing Agreement”). Pursuant to the Joint Marketing Agreement, for an initial term of three years with automatic one year renewal, the Company and Resorts agreed to cooperatively develop and implement such joint advertising and marketing programs for the casino hotel owned by each company as they may mutually agree upon. Each of the Company and Resorts also agreed to use reasonable efforts to cross-advertise their respective casino hotels. Pursuant to the agreement, the Company and Resorts also granted a non-exclusive royalty-free license to each other during the term of the agreement to use the other party’s trademarks in connection with joint marketing promotions. The Joint Marketing Agreement is terminable by either party with six months notice. On April 25, 2005, this agreement was amended and restated to add RIH Resorts, LLC, an affiliate of the Company as a party to the agreement.

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

ITEM 14.—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees recognized as expense in 2008, 2007 and 2006 were $216,475, $200,293 and $190,671 respectively.

Audit-related Fees

Audit-related fees recognized as expense in 2008, 2007, and 2006 were $0, $0 , and $20,000. respectively.

Tax Fees

Tax fees recognized as expense in 2008, 2007 and 2006 were $38,501, $47,285 and $53,600 respectively.

All Other Fees

Other professional fees recognized as expense in 2008, 2007 and 2006 were $0, $1,147 and $74,711 respectively.

The Company does not have an independent audit committee; therefore, none of the above fees were pre-approved by the audit committee. However, these fees have been approved by executive management.

PART IV

ITEM 15.—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of the report.

(1)	List of Financial Statements

Colony Resorts LVH Acquisitions, LLC

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Members’ Equity

Statements of Cash Flows

Notes to Financial Statements

(2)	Financial Statement Schedule

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at beginning of period	Additions Charge to costs and expense	Deductions Accounts charged off (recovered)	Balance at end of period
Allowance for doubtful accounts and discounts:
Year ended December 31:
2006	$2,379	$2,182	$—	$4,561
2007	$4,561	$2,027	$(676)	$5,912
2008	$5,912	$1,812	$(571)	$7,153

We have omitted schedules other than the ones listed above because they are not required or not applicable or the required information is shown in the Financial Statements or Notes to the Financial Statements.

(3)	List of Exhibits

EXHIBIT NUMBER
2.1	Purchase and Sale Agreement, dated as of December 24, 2003, by and among Colony Resorts LVH Acquisitions, LLC, LVH Corporation and Caesars Entertainment Corporation*

3.1	Articles of Organization, dated as of December 18, 2003, for Colony Resorts LVH Acquisitions, LLC*

3.2	Operating Agreement, dated as of December 22, 2003, for Colony Resorts LVH Acquisitions, LLC*

3.3	Amended and Restated Operating Agreement, dated June 18, 2004, for Colony Resorts LVH Acquisitions, LLC+

3.4	Amendment No. 1 to the Amended and Restated Operating Agreement, dated July 23, 2004, for Colony Resorts LVH Acquisitions, LLC****

3.5	Amendment to Articles of Organization, dated June 25, 2004, for Colony Resorts LVH Acquisitions, LLC******

10.1	Deposit Escrow Agreement, dated as of December 24, 2003, by and among LVH Corporation, Colony Resorts LVH Acquisitions, LLC and Nevada Title Company*

10.2	Coinvestment Transfer Restriction Agreement, dated June 18, 2004, by and among Mr. Barrack, Mr. Ribis, Co-Investment Partners and Coinvestment Voteco+

EXHIBIT NUMBER
10.3	Transfer Restriction Agreement, dated June 18, 2004, by and among Mr. Barrack, Holdings and Voteco+

10.4	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Rodolfo Prieto*

10.5	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser*

10.6	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Kenneth Ciancimino*

10.7	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Rodolfo Prieto*

10.8	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser*

10.9	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Kenneth Ciancimino*

10.10	Employment Agreement, dated as of May 17, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Gonzalo De Varona.***

10.11	Employment Agreement, dated as of April 12, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Stewart.***

10.12	Vice Chairman Agreement, dated June 18, 2004, between Colony Resorts LVH Acquisitions, LLC and Nicholas L. Ribis.****

10.13	Colony Resorts LVH Acquisitions, LLC 2004 Incentive Plan****

10.14	Loan Agreement, dated June 18, 2004, by and between Colony Resorts LVH Acquisition, LLC and Archon Financial, L.P.+

10.15	Sale Right Agreement, dated June 18, 2004, by and among Colony Resorts LVH Acquisitions, LLC, Colony Resorts LVH Holdings, LLC, Colony Resorts LVH Coinvestment Voteco, LLC, Colony Resorts LVH Voteco, LLC and Colony Resorts LVH Co-Investment Partners, L.P.****

10.16	Services Agreement, dated June 18, 2004, between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel and Casino, Inc.****

10.17	Joint Marketing Agreement, by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc.****

10.18	Joint Services Agreement, by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc.****

10.19	Employment Agreement, dated as of May 11, 2003, between LVH Corporation and Thomas Page.****

10.20	Addendum to Employment Agreement, dated as of June 22, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Thomas Page.****

10.21	Addendum to Employment Agreement, dated as of April 28, 2006, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser ++

10.22	Addendum to Employment Agreement, dated as of April 28, 2006, by and between Colony Resorts LVH Acquisitions, LLC and Ken Ciancimino ++

10.23	Loan Agreement dated as of May 11, 2006, between Colony Resorts LVH Acquisitions, LLC and Goldman Sachs Commercial Mortgage Capital, L.P. +++

10.24	First Amendment to the Colony Resorts LVH Acquisitions, LLC 2004 Incentive Plan ++++

10.25	Amended and Restated Joint Services Agreement, dated as of April 26, 2005 by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc. +++++

10.26	Amended and Restated Joint Marketing Agreement, dated as of April 26, 2005 by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc. +++++

10.27	Employment Agreement dated as of October 15, 2007 by and between Colony Resorts LVH Acquisition, LLC and Joseph DeRosa ++++++

10.28	Amended and Restated License Agreement dated as of January 1, 2009 by and between Colony Resorts LVH Acquisitions, LLC and HLT Existing Franchise Holding, LLC+++++++

10.29	Second Addendum to Employment Agreement dated as of December 8, 2008 by and between Colony Resorts LVH Acquisitions, LLC and Robert E. Schaffhauser

10.30	Second Addendum to Employment Agreement dated as of December 8, 2008 by and between Colony Resorts LVH Acquisitions, LLC and Kenneth M. Ciancimino

14.1	Code of Ethics*******

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NUMBER
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Form 10, filed March 15, 2004 (File Number 0-50635).

**	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 10, filed April 26, 2004 (File Number 0-50635).

***	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Form 10, filed June 17, 2004 (File Number 0-50635).

+	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed June 28, 2004 (File Number 0-50635).

****	Incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to Form 10 filed August 13, 2004 (File Number 0-50635).

*****	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 23, 2004 (File Number 0-50635).

******	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q/A filed September 9, 2004 (File Number 0-50635).

******	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed November 15, 2004 (File Number 0-50635).

*******	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 31, 2004 (File Number 000-50635)

++	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 14, 2006.

+++	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed May 19, 2006.

++++	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed November 14, 2006

+++++	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 30, 2007.

++++++	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed November 14, 2007

+++++++	Incorporate by reference to Registrant’s Current Report on Form 8-K filed January 5, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONY RESORTS LVH ACQUISITIONS, LLC

March 26, 2009	By:	/s/ RODOLFO PRIETO
Rodolfo Prieto
Chief Executive Officer and General Manager
(Principal Executive Officer)

March 26, 2009	By:	/s/ ROBERT SCHAFFHAUSER
Robert Schaffhauser
Executive Vice President of Finance
(Principal Financial Officer)