Form 10-Q
period 2009-03-31
COLONY RESORTS LVH ACQUISITIONS LLC
filed 2009-05-13
CIK 1282607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 8, 2009 there were 1.5 Class A Membership Units outstanding and there were 1,500,000 Class B Membership Units outstanding.

COLONY RESORTS LVH ACQUISITIONS, LLC

FORM 10-Q

COLONY RESORTS LVH ACQUISITIONS, LLC

CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2009	December 31, 2008*
	(Unaudited)
Assets
CURRENT ASSETS:
Cash and equivalents	$35,032	$32,444
Restricted cash	9,042	8,107
Accounts receivable, net of allowance for doubtful accounts of $7,049 at March 31, 2009 and $7,153 at December 31, 2008	11,457	11,942
Inventories	3,173	3,047
Prepaid expenses and other current assets	4,580	5,238

Total current assets	63,284	60,778
PROPERTY AND EQUIPMENT, NET	338,423	342,267
RESTRICTED CASH	3,549	2,549
OTHER ASSETS, NET	1,269	958

Total assets	$406,525	$406,552

Liabilities and Members’ Equity
CURRENT LIABILITIES:
Accounts payable	$5,175	$7,589
Accrued expenses	25,815	27,136
Due to affiliates	1,449	767

Total current liabilities	32,439	35,492
TERM LOAN	250,000	250,000
LONG TERM DEPOSITS	61	61

Total liabilities	282,500	285,553
COMMITMENTS AND CONTINGENCIES
REDEEMABLE MEMBERS’ EQUITY	60,000	60,000
MEMBERS’ EQUITY	64,025	60,999

Total liabilities and members’ equity	$406,525	$406,552

*	Condensed from audited financial statements.

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF INCOME

(in thousands, except unit data)

	For the three months ended March 31, 2009	For the three months ended March 31, 2008
Revenues:
Casino	$23,455	$26,435
Rooms	22,743	34,706
Food and beverage	16,483	21,483
Other revenue	3,940	6,141

Total revenue	66,621	88,765
Less: promotional allowances	(6,529)	(8,148)

Net revenues	60,092	80,617

Expenses:
Casino	16,098	20,506
Rooms	6,907	8,560
Food and beverage	10,628	14,453
Other expense	2,457	3,659
General & administrative	13,485	17,371
Depreciation and amortization	5,238	5,052

Total expense	54,813	69,601

Operating income	5,279	11,016
Interest expense	2,253	4,388

Net income	$3,026	$6,628

Net income allocation
Allocable to Class A	$—	$—
Allocable to Class B	$3,026	$6,628
Basic weighted average Class A membership units outstanding	1.50	1.50
Basic weighted average Class B membership units outstanding	1,500,000.00	1,500,000.00
Diluted weighted average membership units outstanding	1,666,668.67	1,666,668.67
Net income per Class A membership unit-basic	$2.02	$4.42
Net income per Class B membership unit-basic	$2.02	$4.42
Per membership unit-diluted	$1.82	$3.98

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	For the three months ended March 31, 2009	For the three months ended March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,026	$6,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,238	5,052
Amortization of deferred financing costs	172	404
Provision for doubtful accounts	276	756
Changes in assets and liabilities:
Accounts receivable	209	(3,433)
Inventories	(127)	50
Prepaid expenses and other current assets	491	(619)
Other assets	(310)	1,229
Accounts payable	(2,415)	(5,572)
Accrued expenses	(1,321)	780
Due to affiliates	682	(691)

Net cash provided by operating activities	5,921	4,584

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,393)	(2,509)
Increase in restricted cash	(1,935)	(16)

Net cash used in investing activities	(3,328)	(2,525)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Term Loan	—	5,069
Debt issuance costs	(5)	—

Net cash (used in)/provided by financing activities	(5)	5,069

Increase in cash and equivalents	2,588	7,128
Cash and equivalents at beginning of year	32,444	23,645

Cash and equivalents at end of period	$35,032	$30,773

Supplemental Cash Flow Disclosure:
Cash paid for interest, net of amount capitalized	$1,521	$3,044

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Colony Resorts LVH Acquisitions, LLC, a Nevada limited liability company (the “Company”), was formed under the laws of the State of Nevada on December 18, 2003. The Company owns and operates the Las Vegas Hilton, a casino resort located in Las Vegas, Nevada (the “Hotel”). The Company licenses from HLT Existing Franchise Holding LLC (“Hilton”) the right to use the name “Hilton” and to participate in Hilton’s reservation system and Hilton’s HHonors Programs™.

The Company’s members consist of (1) Colony Resorts LVH Holdings, LLC (“Holdings”), which is a wholly owned subsidiary of Colony Investors VI, L.P. (“Colony VI”) a discrete investment fund managed by an affiliate of Colony Capital LLC, (2) Colony Resorts LVH Co-Investment Partners, L.P. (“Co-Investment Partners”), (3) Colony Resorts LVH Coinvestment Voteco, LLC (“Coinvestment Voteco”) and (4) Colony Resorts LVH Voteco, LLC (“Voteco”), each of which purchased Class A or Class B Membership Units on June 18, 2004 in connection with the equity financing described in Note 5, (5) WH/LVH Managers Voteco, LLC (“Whitehall Voteco”) which acquired certain Class A Membership Units from Co-Investment Voteco on July 19, 2006 and (6) Nicholas L. Ribis (“Mr. Ribis”) who acquired certain Class A and Class B Membership Units from Voteco and Holdings, respectively, on November 21, 2006.

Prior to June 18, 2004, the Company had conducted no business other than in connection with the execution of the Purchase and Sale Agreement, relating to the acquisition of substantially all of the assets and certain liabilities of LVH Corporation, a Nevada corporation (“LVH”) (the “Acquisition”). LVH was a wholly owned subsidiary of Caesars Entertainment, Inc., formerly Park Place Entertainment Corporation (“Caesars”) that prior to the Acquisition operated the Hotel. Commencing June 18, 2004, the operations, assets and liabilities of the Hotel are included in the Company’s financial statements.

Interim Financial Statements

The accompanying condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results for the three-months ended March 31, 2009, are not necessarily indicative of results to be expected for the full fiscal year.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Accordingly, this statement does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, which defers the effective date of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the entity’s financial statements on a recurring basis to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company partially adopted the provisions of SFAS 157 effective January 1, 2008 and the remaining provisions of SFAS 157 on January 1, 2009. The adoption of this statement did not have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement was adopted by the Company effective January 1, 2009. SFAS No. 161 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2009, the FASB released Proposed Staff Position SFAS 107-b and Accounting Principles Board (APB) Opinion No. 28-a, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-b and APB 28-a). This proposal amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The proposal also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt SFAS 107-b and APB 28-a and provide the additional disclosure requirements for second quarter 2009.

In March 2009, the FASB released Proposed Staff Position SFAS 157-e, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (SFAS 157-e). This proposal provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, “Fair Value Measurements.” SFAS 157-e is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of SFAS 157-e during second quarter 2009, but does not believe this guidance will have a significant impact on the Company’s financial position, cash flows, or disclosures.

In March 2009, the FASB issued Proposed Staff Position SFAS 115-a, SFAS 124-a, and EITF 99-20-b, “Recognition and Presentation of Other-Than-Temporary Impairments.” This proposal provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This Proposed Staff Position is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of this Proposed Staff Position during second quarter 2009, but does not believe this guidance will have a significant impact on the Company’s financial position, cash flows, or disclosures.

2. TERM LOAN

On May 11, 2006, the Company entered into a new Loan Agreement with Goldman Sachs Commercial Mortgage Capital, L.P. (the “Term Loan”). The Term Loan was for an initial principal amount of $209.2 million and for an initial term of two (2) years. The Company has drawn an additional $40.8 million against the Term Loan, the maximum funding of the Term Loan. Covenants under the Term Loan restrict the Company’s future borrowing capacity.

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

The Company provides and/or receives services from affiliated companies. The total net value of services received from the affiliated companies was approximately $517,000 for the three months ended March 31, 2009 and $1,496,000 for the three months ended March 31, 2008.

4. REDEEMABLE MEMBERS’ INTERESTS

In connection with the closing of the Acquisition, the Company, Voteco, Co-Investment Voteco, Co-Investment Partners and Holdings entered into a Sale Right Agreement, dated June 18, 2004 (the “Sale Right Agreement”). Pursuant to the terms of Co-Investment Partners’ partnership agreement, at any time after May 23, 2008, Whitehall (a limited partner in Co-Investment Partners and an affiliate of Goldman Sachs Commercial Mortgage Capital, L.P., the lender under the Term Loan) has the right to request that Co-Investment Partners purchase all of Whitehall’s interest in Co-Investment Partners at a purchase price determined by Whitehall. Pursuant to the Sale Right Agreement, upon receiving notice from Whitehall that it has exercised the sale right the Company must, within forty-five days elect to either (i) purchase that portion of the Class B Membership Units which represent Whitehall’s interest in Co-Investment Partners or (ii) sell the Company in its entirety. If the Company elects not to redeem the Class B Membership Units, it must appoint Goldman Sachs & Co. as its sole and exclusive agent for a period of one year to seek to sell the Company at a price extrapolated from the price Whitehall established for its interest in Co-Investment Partners. In addition, on June 18, 2010, if the Company has not been sold pursuant to sale right above or otherwise, the Company shall appoint Goldman Sachs & Co. as its sole agent to seek to sell the Company at the best price obtainable unless Whitehall and Co-Investment Partners both agree not to sell the Company or to postpone such sale. For purposes of the diluted membership unit calculation, it is assumed that the redemption of Whitehall’s interest or sale of the property will be consummated at fair value. As of March 31, 2009, Whitehall has not exercised its sale right under this agreement.

5. MEMBERSHIP INTERESTS

In connection with and immediately prior to the Acquisition, the Company issued Class A Membership Units (“Class A Units”) to Co-Investment Voteco and Voteco on a pro rata basis in proportion to the equity contributions made by each entity. In addition, the Company issued Class B Membership Units (“Class B Units” and together with the Class A Units, the “Membership Units”) to Co-Investment Partners and to Holdings, on a pro rata basis in proportion to the equity contributions made by each entity. All of these entities are existing affiliates of the Company. Pursuant to the Company’s Operating Agreement (“Operating Agreement”) and following receipt of all required approvals from the Nevada Gaming Commission, Co-Investment Voteco transferred certain Class A Units to Whitehall Voteco, and as a result, Whitehall Voteco joined the Company as a member and became a party to the Operating Agreement effective July 19, 2006. Pursuant to an Option Agreement between Mr. Ribis, Voteco and Holdings, Mr. Ribis exercised options to acquire Class A Units and Class B Units directly from Voteco and Holdings, respectively, and as a result, Mr. Ribis joined the Company as a member and became a party to the Operating Agreement effective November 21, 2006.

As of March 31, 2009, Voteco owns 0.585 Class A Units, Co-Investment Voteco owns 0.30 Class A Units, Whitehall Voteco owns 0.60 Class A Units and Mr. Ribis owns 0.015 Class A Units. In addition, as of March 31, 2009, Holdings owns 585,000 Class B Units, Co-Investment Partners owns 900,000 Class B

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Units and Mr. Ribis owns 15,000 Class B Units. Pursuant to the Operating Agreement, holders of Class A Units are entitled to one vote per unit in all matters to be voted on by voting members of the Company. Holders of Class B Units are not entitled to vote, except as otherwise expressly required by law.

At the time of the closing of the Acquisition, a Transfer Restriction Agreement was executed by and among Thomas J. Barrack, Jr. (“Mr. Barrack”), Mr. Ribis, Co-Investment Partners and Co-Investment Voteco (the “Co-Investment Transfer Restriction Agreement”) and a Transfer Restriction Agreement was executed by and among Mr. Barrack, Voteco and Holdings (the “Voteco Transfer Restriction Agreement”). At the time of the transfer of certain Class A Units to Whitehall Voteco from Co-Investment Voteco, a Transfer Restriction Agreement was executed by and among Stuart Rothenberg (“Mr. Rothenberg”), Brahm Cramer (“Mr. Cramer”) and Jonathan Langer (“Mr. Langer”) and together with Mr. Rothenberg and Mr. Cramer, the “Whitehall Voteco Members”, Whitehall Voteco and Co-Investment Partners (the “Whitehall Voteco Transfer Restriction Agreement”). As of March 9, 2009, Mr. Rothenberg resigned from Whitehall Voteco.

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

It is currently anticipated that any future holders of the Company’s Membership Units will become a party to the Operating Agreement.

6. COMMITMENTS AND CONTINGENCIES

Letters of Credit

Beginning in 2005 and annually thereafter, the Company was required to deliver irrevocable standby letters of credit in connection with its workers’ compensation insurance policies issued by its insurance carriers. In March 2009, the Company changed credit card processors, which required the Company to deliver an irrevocable standby letter of credit to the new processing bank. The letters of credit are secured by certificates of deposits in the same notional amounts as the corresponding letters of credit. The initial expiration dates of these letters of credit are for one year and are automatically extended for 90 days from their expiration date unless the issuing bank notifies the Company sixty days prior to such expiration dates that the letters of credit will not be renewed. As of March 31, 2009 and December 31, 2008, the certificates of deposit which secure the letters of credit total $3,538,750 and $2,538,750 respectively, and are included in restricted cash. As of March 31, 2009 and December 31, 2008, there were no amounts outstanding on the letters of credit.

Litigation

In the normal course of business, the Company is subject to various litigation, claims and assessments. the Company is not currently a party to any material litigation and, it is not aware of any material action, suit or proceeding against it that has been threatened by any person.

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax. In July 2008, the Court denied the State’s motion for rehearing. For the three year period ended February 2008, the Company paid use tax on these items and has filed for refunds for the periods March 2005 through February 2008. The amount subject to these refunds, excluding interest, is approximately $1.1 million. As of March 31, 2009, the Company had not recorded a receivable related to this matter.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements, the related notes to financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the unaudited interim condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

The following discussion of the Company’s results of operations compares the three months ended March 31, 2009 to the three months ended March 31, 2008.

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

Summary Financial Information

The Hotel offers hotel, gaming, dining, entertainment, retail and spa amenities at one location in Las Vegas and under one operating segment. Approximately 35% of the Hotel’s gross revenue is derived from gaming, while 34% is derived from room revenue. Room revenue is significant because of the Hotel’s location next to the Las Vegas Convention Center and its related emphasis on the group, convention, and trade show business.

The following table summarizes the Hotel’s results of operations (in thousands):

	Three Months Ended March 31,
	2009	2008
Net revenues	$60,092	$80,617
Operating income	$5,279	$11,016
Net income	$3,026	$6,628

Comparison of the Three Months Ended March 31, 2009 with the Three Months Ended March 31, 2008

Revenue Information

The breakdown of the Property’s net revenue is as follows (dollars in thousands):

	Three Months Ended March 31,
	2009	2008	Percent Change
Casino	$23,455	$26,435	(11.3)%
Rooms	22,743	34,706	(34.5)%
Food and beverage	16,483	21,483	(23.3)%
Other	3,940	6,141	(35.8)%

	66,621	88,765	(24.9)%
Less- promotional allowance	(6,529)	(8,148)	(19.9)%

Total net revenues	$60,092	$80,617	(25.5)%

Casino

Casino revenue decreased $3.0 million, or 11.3%, to $23.5 million for the quarter ended March 31, 2009, compared to $26.4 million for the quarter ended March 31, 2008. The decrease in casino revenue was primarily due to a decrease in table and slot drop during the period. The downturn in the economy has reduced the amount wagered by guests during the first quarter ended March 31, 2009 compared to the first quarter ended March 31, 2008. The shortfall in table games volume was somewhat offset by a favorable variance in table games win percentage. A shift of marketing from higher worth table game patrons in the first quarter of 2009 has yielded less volatility in our table games win percentages when compared to the first quarter of 2008. Other gaming revenue increased approximately $2.0 million for the quarter ended March 31, 2009 over the quarter ended March 31, 2008. The increase was primarily due to favorable win percentages for the race and sports book.

The Casino operating department margin was 31.4% for the quarter ended March 31, 2009 compared to an operating department margin of 22.4% for the quarter ended March 31, 2008. The increase in operating efficiency was primarily a result of savings in labor and benefits and casino marketing expenses from quarter to quarter.

Rooms

For the quarter ended March 31, 2009, room revenue was $22.7 million, a decrease of $12.0 million from the quarter ended March 31, 2008. The decrease is attributable to both a decrease in average daily rate (ADR) and occupied room nights for the quarter ended March 31, 2009 compared to ADR and occupied room nights for the quarter ended March 31, 2008.

The Room operating department margin decreased to 69.6% for the three months ended March 31, 2009 compared to 75.3% for the three months ended March 31, 2008. The decrease in operating margin was a result of lower room rates.

Food and Beverage

Food and beverage revenue for the quarter ended March 31, 2009 was $16.5 million compared to $21.5 million for the quarter ended March 31, 2008 representing a decrease of $5.0 million or 23.3%. The decreased revenue was primarily due to decreased banquets and catering and room service caused by fewer convention groups and travelers.

Food and beverage operating margins increased from 32.7% during the quarter ended March 31, 2008 to 35.5% during the quarter ended March 31, 2009. Cost savings from changes in restaurant operating hours and staff scheduling have resulted in an increase in operating efficiencies.

Other

Other revenue includes retail sales, entertainment sales and miscellaneous income. Other revenue was approximately $3.9 million for the quarter ended March 31, 2009 or $2.2 million less than Other revenue reported for the quarter ended March 31, 2008. The decrease was due to fewer entertainment acts scheduled for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008 and lower revenue from hotel amenities such as retail, the spa and the business center.

Operating Cost and Expense Information

The breakdown of the Property’s operating costs and expenses is as follows (dollars in thousands):

	Three Months Ended March 31,
	2009	2008	Percent Change
Casino	$16,098	$20,506	(21.5)%
Rooms	6,907	8,560	(19.3)%
Food and beverage	10,628	14,453	(26.5)%
Other	2,457	3,659	(32.9)%
General and administrative	13,485	17,371	(22.4)%
Depreciation & amortization	5,238	5,052	3.7%

Total	$54,813	$69,601	(21.2)%

Operating Expenses

Operating expenses decreased $14.8 million for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008. The decrease is primarily due to reduced labor and benefits and volume related expenses such as cost of sales, laundry and credit card commissions.

Depreciation and amortization was relatively flat for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008.

Interest Expense

For the quarter ended March 31, 2009, interest expense totaled $2.3 million. For the quarter ended March 31, 2008, interest expense totaled $4.4 million. The decrease was due to lower LIBOR rates for the months in the quarter ended March 31, 2009 compared to the months in the quarter ended March 31, 2008.

Liquidity and Capital Resources

Cash flows of the Company for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 consisted of the following:

Cash Flow—Operating Activities

Cash flow provided by operations was $5.9 million for the three months ended March 31, 2009 compared to $4.6 million provided by operations for the three months ended March 31, 2008 an increase of

$1.3 million. The cash flow provided by operations from lower net income for the first quarter of 2009 compared to the first quarter of 2008 was offset by reduced accounts receivable between the two periods. Reduced current liabilities for the first quarter of 2009 compared to the first quarter of 2008 increased cash flow from operating activities.

As of March 31, 2009, the Company had cash and equivalents of $35.0 million of which $5.8 million was cash in the casino to fund daily operations. For the remainder of 2009, the Company expects to fund property operations, capital expenditures, and debt service requirements from existing cash balances and operating cash flow.

Cash Flows—Investing Activities

For the quarter ended March 31, 2009, the Company completed numerous maintenance capital projects. The Company expended approximately $1.4 million on capital projects for the three months and expects to spend nominal amounts on capital expenditure projects in 2009. Any additional 2009 capital expenditure projects will be financed from existing cash balances and 2009 operating cash flow.

The Company also restricted $1.9 million of cash. The restriction was required by our new credit card processor. In addition, certain escrow and reserve accounts have increased as required by our term loan.

Cash Flows—Financing Activities

The Company received approximately $5.1 million in additional funding during the first quarter of 2008 from the Term Loan. The Term Loan had an original funding of $209 million and was subject to future funding to a maximum of $250 million. As of March 31, 2009, there is no additional funding available on the Term Loan.

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

A further downturn in the economy, increase in revenue or wagering taxes, acts of terrorism, war or military actions would impact the Company’s operations and negatively impact its cash flows from operations. If this were to occur, the Company would be required to adjust its capital spending plans.

Contractual Obligation and Other Commitments

The following table summarizes the Company’s contractual obligations and commitments (amount in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In Thousands)
Long-Term Debt Obligation
Term Loan (a)	$—	$250,000	$—	$—	$250,000
Variable interest payments (b)	8,550	1,069	—	—	9,619
Contractual Obligations
Employment agreements (c)	1,609	804	—	—	2,413
Licensing agreement (d)	—	—	—	—	—
Operating leases(e)	327	487	21		835
Entertainment contracts (f)	6,240	—	—	—	6,240

	$16,726	$252,360	$21	$—	$269,107

(a)	The Term Loan, with an initial funding of $209,200,000 originated May 11, 2006. The Company has drawn an additional $40.8 million under the Term Loan and as of March 31, 2009, the outstanding balance on the term loan was $250,000,000. The loan accrues interest at a rate of 2.9% plus one-month LIBOR which totaled 3.42% at March 31, 2009. The loan had an original two-year term and three, one-year extensions. The exercised the first, one-year extension and now has a due date of June 2, 2009. There is no additional funding available. The loan is collateralized by a first priority deed of trust on the property and has no amortization prior to maturity. The above commitment schedule assumes the loan will be extended for another year.
(b)	Based on March 31, 2009 LIBOR rate of 0.52% plus the applicable interest rate.
(c)	The Company is party to employment agreements with 18 of its senior executives, with terms of one to three years.
(d)	The Company signed a new agreement with Hilton commencing January 1, 2009. The agreement expires December 31, 2015 and allows the Hotel to use the Hilton name, advertise on the Hilton Hotels website, and utilize the Hilton reservation system and other Hilton amenities. In exchange, the Hotel is required to make certain capital improvements and will pay varying percentage fees of Food and Beverage Revenue (as defined in the agreement) and Hotel Revenue (as defined in the agreement) and also is obligated to participate in the “HHonors ProgramTM” reward program. For the year ending December 31, 2009 the Company will expense 1% of defined Food and Beverage and 4.25% of defined Hotel Revenue in accordance with this agreement. For the three months ended March 31, 2009, $1.2 million was expensed in accordance with this agreement.
(e)	The Company is party to operating leases for office and telephone equipment with original terms of three to five years.
(f)	The Company is party to certain contracts to retain specific entertainers for recurring performances. These agreements expire during 2009.

Off-Balance Sheet Arrangements

The Company is not currently subject to any off-balance sheet arrangements which it believes will have a material adverse impact on its financial condition.

Debt Instruments

The following table provides information about the Company’s long-term debt at March 31, 2009 (amounts in thousands):

	Maturity Date	Face amount	Carrying value	Estimated fair value
Term Loan	June 2009	$250,000	$250,000	$212,500

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. In February 2008, the

FASB issued FASB Staff Position FAS 157-2, which defers the effective date of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the entity’s financial statements on a recurring basis to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company partially adopted the provisions of SFAS 157 effective January 1, 2008 and the remaining provisions of SFAS 157 on January 1, 2009. The adoption of this statement did not have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement was adopted by the Company effective January 1, 2009. SFAS No. 161 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2009, the FASB released Proposed Staff Position SFAS 107-b and Accounting Principles Board (APB) Opinion No. 28-a, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-b and APB 28-a). This proposal amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The proposal also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt SFAS 107-b and APB 28-a and provide the additional disclosure requirements for second quarter 2009.

In March 2009, the FASB released Proposed Staff Position SFAS 157-e, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (SFAS 157-e). This proposal provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, “Fair Value Measurements.” SFAS 157-e is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of SFAS 157-e during second quarter 2009, but does not believe this guidance will have a significant impact on the Company’s financial position, cash flows, or disclosures.

In March 2009, the FASB issued Proposed Staff Position SFAS 115-a, SFAS 124-a, and EITF 99-20-b, “Recognition and Presentation of Other-Than-Temporary Impairments.” This proposal provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This Proposed Staff Position is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of this Proposed Staff Position during second quarter 2009, but does not believe this guidance will have a significant impact on the Company’s financial position, cash flows, or disclosures.

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

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

EXHIBIT NUMBER
2.1	Purchase and Sale Agreement, dated as of December 24, 2003, by and among Colony Resorts LVH Acquisitions, LLC, LVH Corporation and Caesars Entertainment Corporation*

3.1	Articles of Organization, dated as of December 18, 2003, for Colony Resorts LVH Acquisitions, LLC*

3.2	Operating Agreement, dated as of December 22, 2003, for Colony Resorts LVH Acquisitions, LLC*

3.3	Amended and Restated Operating Agreement, dated June 18, 2004, for Colony Resorts LVH Acquisitions, LLC+

3.4	Amendment No. 1 to the Amended and Restated Operating Agreement, dated July 23, 2004, for Colony Resorts LVH Acquisitions, LLC****

3.5	Amendment to Articles of Organization, dated June 25, 2004, for Colony Resorts LVH Acquisitions, LLC******

10.1	Deposit Escrow Agreement, dated as of December 24, 2003, by and among LVH Corporation, Colony Resorts LVH Acquisitions, LLC and Nevada Title Company*

10.2	Coinvestment Transfer Restriction Agreement, dated June 18, 2004, by and among Mr. Barrack, Mr. Ribis, Co-Investment Partners and Coinvestment Voteco+

10.3	Transfer Restriction Agreement, dated June 18, 2004, by and among Mr. Barrack, Holdings and Voteco+

10.4	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Rodolfo Prieto*

10.5	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser*

10.6	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Kenneth Ciancimino*

10.7	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Rodolfo Prieto*

10.8	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser*

10.9	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Kenneth Ciancimino*

10.10	Employment Agreement, dated as of May 17, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Gonzalo De Varona.***

10.11	Employment Agreement, dated as of April 12, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Stewart.***

10.12	Vice Chairman Agreement, dated June 18, 2004, between Colony Resorts LVH Acquisitions, LLC and Nicholas L. Ribis.****

10.13	Colony Resorts LVH Acquisitions, LLC 2004 Incentive Plan****

10.14	Loan Agreement, dated June 18, 2004, by and between Colony Resorts LVH Acquisition, LLC and Archon Financial, L.P.+

10.15	Sale Right Agreement, dated June 18, 2004, by and among Colony Resorts LVH Acquisitions, LLC, Colony Resorts LVH Holdings, LLC, Colony Resorts LVH Coinvestment Voteco, LLC, Colony Resorts LVH Voteco, LLC and Colony Resorts LVH Co-Investment Partners, L.P.****

10.16	Services Agreement, dated June 18, 2004, between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel and Casino, Inc.****

10.17	Joint Marketing Agreement, by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc.****

10.18	Joint Services Agreement, by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc.****

10.19	Employment Agreement, dated as of May 11, 2003, between LVH Corporation and Thomas Page.****

10.20	Addendum to Employment Agreement, dated as of June 22, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Thomas Page.****

10.21	Addendum to Employment Agreement, dated as of April 28, 2006, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser ++

10.22	Addendum to Employment Agreement, dated as of April 28, 2006, by and between Colony Resorts LVH Acquisitions, LLC and Ken Ciancimino ++

10.23	Loan Agreement dated as of May 11, 2006, between Colony Resorts LVH Acquisitions, LLC and Goldman Sachs Commercial Mortgage Capital, L.P. +++

EXHIBIT NUMBER
10.24	First Amendment to the Colony Resorts LVH Acquisitions, LLC 2004 Incentive Plan ++++

10.25	Amended and Restated Joint Services Agreement, dated as of April 26, 2005 by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc. +++++

10.26	Amended and Restated Joint Marketing Agreement, dated as of April 26, 2006 by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc. +++++

10.27	Employment Agreement dated as of October 15, 2007 by and between Colony Resorts LVH Acquisition, LLC and Joseph DeRosa ++++++

10.28	Amended and Restated License Agreement dated as of January 1, 2009 by and between Colony Resorts LVH Acquisitions, LLC and HLT Existing Franchise Holding, LLC+++++++

10.29	Second Addendum to Employment Agreement dated as of December 8, 2008 by and between Colony Resorts LVH Acquisitions, LLC and Robert E. Schaffhauser++++++++

10.30	Second Addendum to Employment Agreement dated as of December 8, 2008 by and between Colony Resorts LVH Acquisitions, LLC and Kenneth M. Ciancimino++++++++

14.1	Code of Ethics*******

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

METHOD OF FILING

*	Incorporated by reference to the Registrant’s Form 10, filed March 15, 2004 (File Number 0-50635).

**	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 10, filed April 26, 2004 (File Number 0-50635).

***	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Form 10, filed June 17, 2004 (File Number 0-50635).

+	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed June 28, 2004 (File Number 0-50635).

****	Incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to Form 10 filed August 13, 2004 (File Number 0-50635).

*****	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 23, 2004 (File Number 0-50635).

******	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q/A filed September 9, 2004 (File Number 0-50635).

******	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed November 15, 2004 (File Number 0-50635).

*******	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 31, 2004 (File Number 000-50635)

++	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 14, 2006.

+++	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed May 19, 2006.

++++	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed November 14, 2006

+++++	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 30, 2007 (File Number 000-50635)

+++++++	Incorporate by reference to Registrant’s Current Report on Form 8-K filed January 5, 2009

++++++++	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 26, 2009 (File Number 000-50635)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONY RESORTS LVH ACQUISITIONS, LLC

Date: May 13, 2009	By:	/s/ Rodolfo Prieto
Rodolfo Prieto
Chief Executive Officer and General Manager

Date: May 13, 2009	By:	/s/ Robert Schaffhauser
Robert Schaffhauser
Executive Vice President of Finance