Form 10-Q
period 2009-06-30
COLONY RESORTS LVH ACQUISITIONS LLC
filed 2009-08-13
CIK 1282607

10-Q 1 d10q.htm FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of August 13, 2009 there were 1.5 Class A Membership Units outstanding and there were 1,500,000 Class B Membership Units outstanding.

COLONY RESORTS LVH ACQUISITIONS, LLC

FORM 10-Q

ITEM 1.        FINANCIAL STATEMENTS

COLONY RESORTS LVH ACQUISITIONS, LLC

CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2009	December 31, 2008*
	(Unaudited)
Assets
CURRENT ASSETS:
Cash and equivalents	$26,316	$32,444
Restricted cash	7,813	8,107
Accounts receivable, net of allowance for doubtful accounts of $6,839 at June 30, 2009 and $7,153 at December 31, 2008	9,323	11,942
Inventories	2,989	3,047
Prepaid expenses and other current assets	5,970	5,238

Total current assets	52,411	60,778
PROPERTY AND EQUIPMENT, NET	335,472	342,267
RESTRICTED CASH	3,549	2,549
OTHER ASSETS, NET	1,850	958

Total assets	$393,282	$406,552

Liabilities and Members’ Equity
CURRENT LIABILITIES:
Accounts payable	$5,824	$7,589
Current portion of term loan	20,000	—
Accrued expenses	23,117	27,136
Due to affiliates	807	767

Total current liabilities	49,748	35,492
TERM LOAN, less current portion	230,000	250,000
LONG TERM DEPOSITS	61	61

Total liabilities	279,809	285,553
COMMITMENTS AND CONTINGENCIES
REDEEMABLE MEMBERS’ EQUITY	60,000	60,000
MEMBERS’ EQUITY	53,473	60,999

Total liabilities and members’ equity	$393,282	$406,552

*	Condensed from audited financial statements.

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except unit data)

	For the three months ended June 30, 2009	For the three months ended June 30, 2008
Revenues:
Casino	$16,841	$24,818
Rooms	17,295	31,647
Food and beverage	14,081	19,802
Other revenue	2,743	6,104

Total revenue	50,960	82,371
Less: promotional allowances	(5,748)	(6,914)

Net revenues	45,212	75,457

Expenses:

Casino	15,482	18,471
Rooms	7,146	9,006
Food and beverage	10,007	14,528
Other expense	2,222	3,926
General and administrative	13,435	17,464
Depreciation and amortization	5,252	5,066

Total expense	53,544	68,461

Operating (loss) / income	(8,332)	6,996
Interest expense	2,220	3,602

Net (loss) / income	$(10,552)	$3,394

Net (loss) / income allocation
Allocable to Class A	$—	$—
Allocable to Class B	$(10,552)	$3,394
Basic weighted average Class A membership units outstanding	1.50	1.50
Basic weighted average Class B membership units outstanding	1,500,000.00	1,500,000.00
Diluted weighted average membership units outstanding	1,500,001.50	1,666,668.67
Net (loss) / income per Class A membership unit-basic	$(7.03)	$2.26
Net (loss) / income per Class B membership unit-basic	$(7.03)	$2.26
Per membership unit-diluted	$(7.03)	$2.04

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except unit data)

	For the six months ended June 30, 2009	For the six months ended June 30, 2008
Revenues:
Casino	$40,296	$51,253
Rooms	40,038	66,353
Food and beverage	30,564	41,286
Other revenue	6,683	12,244

Total revenue	117,581	171,136
Less: promotional allowances	(12,277)	(15,061)

Net revenues	105,304	156,075

Expenses:

Casino	31,580	38,977
Rooms	14,053	17,566
Food and beverage	20,634	28,981
Other expense	4,680	7,585
General and administrative	26,920	34,836
Depreciation and amortization	10,490	10,119

Total expense	108,357	138,064

Operating (loss) / income	(3,053)	18,011
Interest expense	4,473	7,989

Net (loss) / income	$(7,526)	$10,022

Net (loss) / income allocation
Allocable to Class A	$—	$—
Allocable to Class B	$(7,526)	$10,022
Basic weighted average Class A membership units outstanding	1.50	1.50
Basic weighted average Class B membership units outstanding	1,500,000.00	1,500,000.00
Diluted weighted average membership units outstanding	1,500,001.50	1,666,668.67
Net (loss) / income per Class A membership unit-basic	$(5.02)	$6.68
Net (loss) / income per Class B membership unit-basic	$(5.02)	$6.68
Per membership unit-diluted	$(5.02)	$6.01

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	For the six months ended June 30, 2009	For the six months ended June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / income	$(7,526)	$10,022
Adjustments to reconcile net (loss) / income to net cash (used in) / provided by operating activities:
Depreciation and amortization	10,490	10,119
Valuation change in interest rate cap agreement	—	6
Amortization of deferred financing costs	334	606
Provision for doubtful accounts	14	1,434
Changes in assets and liabilities:
Accounts receivable	2,605	(386)
Inventories	58	232
Prepaid expenses and other current assets	(1,012)	(2,411)
Other assets	234	1,230
Accounts payable	(2,940)	(6,437)
Accrued expenses	(4,019)	(2,079)
Due to affiliates	40	(629)

Net cash (used in) / provided by operating activities	(1,722)	11,707

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(3,695)	(5,060)
Increase in restricted cash	(706)	(986)

Net cash used in investing activities	(4,401)	(6,046)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Term Loan	—	5,752
Debt issuance costs	(5)	—

Net cash (used in) / provided by investing activities	(5)	5,752

(Decrease) / increase in cash and equivalents	(6,128)	11,413
Cash and equivalents at beginning of year	32,444	23,645

Cash and equivalents at end of period	$26,316	$35,058

Supplemental Cash Flow Disclosure:
Cash paid for interest	$3,552	$7,337

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Colony Resorts LVH Acquisitions, LLC, a Nevada limited liability company (the “Company”), was formed under the laws of the State of Nevada on December 18, 2003. The Company owns and operates the Las Vegas Hilton, a casino resort located in Las Vegas, Nevada (the “Hotel” or the “Property”). The Company licenses from HLT Existing Franchise Holding, LLC, an affiliate of Hilton Hotels Corporation (“Hilton”) the right to participate in Hilton’s reservation system and Hilton’s HHonors Programs™.

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

Interim Financial Statements

The accompanying condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results for the six-months ended June 30, 2009, are not necessarily indicative of results to be expected for the full fiscal year.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after June 30, 2009, up until the issuance of the financial statements which occurred on August 13, 2009

Use of Estimates

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement was adopted January 1, 2009. SFAS No. 161 did not have a material impact on the Company’s financial position, results of operations or cash flows.

On April 9, 2009, the Financial Accounting Standards Board (FASB) issued Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and APB 28-1). FSP 107-1 amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009 and the Company has adopted them in second quarter 2009. See Note 11.

On April 9, 2009, the FASB issued Staff Position SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides additional guidance in estimating fair value under statement No. 157, “Fair Value Measurements” (SFAS 157), when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. FSP 157-4 also provides additional guidance on circumstances that may indicate a transaction is not orderly. FSP 157-4 is effective for interim periods ending after June 15, 2009, and the Company has adopted its provisions during second quarter 2009. FSP 157-4 did not have a significant impact on the Company’s financial position, results of operations, cash flows, or disclosures for second quarter 2009.

On April 9, 2009, the FASB issued Staff Position SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). FSP 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. FSP 115-2 is effective for interim periods ending after June 15, 2009, and the Company has adopted its provisions for second quarter 2009. FSP 115-2 did not have a significant impact on the Company’s financial position, results of operations, cash flows, or disclosures for second quarter 2009.

In June 2009, the FASB issued statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). Among other items, SFAS 167 responds to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities. SFAS 167 is effective for calendar year companies beginning on January 1, 2010. The Company has not yet determined the impact that adoption of SFAS 167 will have on its financial position, results of operations, cash flows, or disclosures.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (SFAS 165). SFAS 165 modifies the definition of what qualifies as a subsequent event – those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued – and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted the provisions of SFAS 165 during second quarter 2009, in accordance with the effective date.

2. NEW TERM LOAN

On May 11, 2006, the Company entered into a new Loan Agreement with Goldman Sachs Commercial Mortgage Capital, L.P. (the “Term Loan”). The Term Loan was for an initial principal amount of $209.2 million and for an initial term of two years. The Company has drawn an additional $40.8 million against the Term Loan, the maximum funding of the Term Loan. Covenants under the term loan restrict the Company’s future borrowing capacity.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The loan had an original two-year term and three, one-year extensions. The first one-year extension was exercised and the loan had a due date of June 2, 2009. Interest currently accrues at a rate of one month LIBOR plus 2.9%. The Term Loan is collateralized by a first priority deed of trust on the Hotel.

Pursuant to the terms of the Term Loan, the Company purchased an interest rate cap with LIBOR strike rate of 5.75% for the first two years of the Term Loan and 6.25% when the loan was extended. As of June 30, 2009 the purchase price of the interest rate caps have been fully amortized.

The Company was granted an extension to renegotiate the terms of the second one-year extension. The Company anticipates entering into an agreement which extends the loan for two years, will be effective as of June 1, 2009 and will have a maturity date of June 1, 2011. The Company will be required to 1) pay an initial principal payment of $15.0 million, 2) pay an extension fee of $1.175 million, 3) pay an exit fee of $75,000 for the initial principal payment, 4) purchase an interest rate cap, and 5) pay any out-of-pocket expenses incurred by the lender. On October 30, 2009 the Company will be required to pay an additional payment of $5.0 million and an exit fee of $25,000 for the additional principal payment. Interest on the loan will be based on LIBOR with a minimum LIBOR rate of 1.5%. Interest will increment to LIBOR plus 3.5% from July 2009 through May 2010 and LIBOR plus 4.0% from June 2010 through May 2011.

The fair value of the Term Loan approximates its carrying amount based on the variable nature of the facility.

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

The Company provides and/or receives services from affiliated companies. The total net value of services received from the affiliated companies was approximately $1,131,000 for the six months ended June 30, 2009 and $2,917,000 for the six months ended June 30, 2008.

4. REDEEMABLE MEMBERS’ EQUITY

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of June 30, 2009, Voteco owns 0.585 Class A Units, Co-Investment Voteco owns 0.30 Class A Units, Whitehall Voteco owns 0.60 Class A Units and Mr. Ribis owns 0.015 Class A Units. In addition, as of June 30, 2008, Holdings owns 585,000 Class B Units, Co-Investment Partners owns 900,000 Class B Units and Mr. Ribis owns 15,000 Class B Units. Pursuant to the Company’s Operating Agreement, holders of Class A Units are entitled to one vote per unit in all matters to be voted on by voting members of the Company. Holders of Class B Units are not entitled to vote, except as otherwise expressly required by law.

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

6. COMMITMENTS AND CONTINGENCIES

Letters of Credit

Beginning in 2005 and annually thereafter, the Company was required to deliver irrevocable standby letters of credit in connection with its workers’ compensation insurance policies issued by its insurance carriers. In March 2009, the Company was required to deliver an irrevocable standby letter of credit to a new credit card processor. The letters of credit are secured by certificates of deposits in the same notional amounts as the corresponding letters of credit. The initial expiration dates of these letters of credit are for one year and are automatically extended for 90 days from their expiration date unless the issuing bank notifies the Company sixty days prior to such expiration dates that the letters of credit will not be renewed. As of June 30, 2009 and December 31, 2008, the certificates of deposit which secure the letters of credit total $3,538,750 and $2,538,750, respectively, and are included in restricted cash. As of June 30, 2009 and December 31, 2008, there were no amounts outstanding on the letters of credit.

Litigation

In the normal course of business, the Company is subject to various litigation, claims and assessments. The Company is not currently a party to any material litigation and, it is not aware of any material action, suit or proceeding against it that has been threatened by any person.

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax. In July 2008, the Court denied the State’s motion for rehearing. For the three year period ended February 2008, the Company paid use tax on these items and has filed for refunds for the periods March 2005 through February 2008. The amount subject to these refunds, excluding interest, is approximately $1.1 million. As of June 30, 2009, the Company had not recorded a receivable related to this matter.

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

Overview

The following discussion of the Company’s results of operations compares the three months and six months ended June 30, 2009 to the three months and six months ended June 30, 2008 respectively.

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

Comparison of the Three Months Ended June 30, 2009 with the Three Months Ended June 30, 2008

Summary Financial Information

The Hotel offers hotel, gaming, dining, entertainment, retail and spa amenities at one location in Las Vegas and under one operating segment. Approximately 33% of the Hotel’s gross revenue is derived from gaming, while 34% is derived from room revenue. Room revenue is significant because of the Hotel’s location next to the Las Vegas Convention Center and its related emphasis on the group, convention, and trade show business.

The following table summarizes the Hotel’s results of operations (in thousands):

	Three Months Ended June 30,
	2009	2008
Net revenues	$45,212	$75,457
Operating (loss) / income	(8,332)	6,996
Net (loss) / income	(10,552)	3,394

Revenue Information

The breakdown of the Property’s net revenue is as follows (dollars in thousands):

	Three Months Ended June 30,
	2009	2008	Percent Change
Casino	$16,841	$24,818	(32.1)%
Rooms	17,295	31,647	(45.4)%
Food and beverage	14,081	19,802	(28.9)%
Other revenue	2,743	6,104	(55.1)%

	50,960	82,371	(38.1)%
Less: promotional allowance	(5,748)	(6,914)	(16.9)%

Net revenues	$45,212	$75,457	(40.1)%

Casino

Casino revenue decreased $8.0 million, or 32.1%, to $16.8 million for the quarter ended June 30, 2009, compared to $24.8 million for the quarter ended June 30, 2008. The decrease in casino revenue was due to a $4.1 million decrease in table game win, a $4.0 million decrease in slot win and a $0.1 million decrease in race and sportsbook win. The decrease in table game win is the result of lower drop and a lower hold percentage for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008. The decrease in slot win is primarily the result of lower drop for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008. The decrease in volume is due to the general economic downturn and fierce competition. The race and sportsbook win is basically unchanged between the two quarters ended June 30.

The Casino operating department margin was 8.1% for the quarter ended June 30, 2009. The operating department margin was 25.6% for the quarter ended June 30, 2008. The decrease in operating margin was primarily due to declining revenues.

Rooms

For the quarter ended June 30, 2009, room revenue was $17.3 million, a decrease of $14.4 million from the quarter ended June 30, 2008. The decrease is attributable to a $47 decrease in the average daily room rate for the quarter ended June 30, 2009 compared to the average daily room rate for the quarter ended June 30, 2008. Additionally, the quarter ended June 30, 2009 had 14% less occupied room nights than the quarter ended June 30, 2008.

The Rooms operating department margin was 58.7% for the quarter ended June 30, 2009. The operating department margin was 71.5% for the quarter ended June 30, 2008. The decreased operating margin was due to declining revenue.

Food and Beverage

Food and Beverage revenue for the quarter ended June 30, 2009 was $14.1 million compared to $19.8 million for the quarter ended June 30, 2008 - a decrease of $5.7 million or 28.9%. The decrease in revenue was primarily due to decreased revenue from banquets and catering as a result of less convention groups. The operating margins were slightly higher with an operating margin of 28.9% for the quarter ended June 30, 2009 compared to an operating margin of 26.6% for the quarter ended June 30, 2008.

Other

Other Revenue includes retail sales, entertainment sales and miscellaneous income. Other Revenue was approximately $2.7 million for the quarter ended June 30, 2009 or $3.4 million less than Other Revenue reported for the quarter ended June 30, 2008. Entertainment revenue was higher for the second quarter of 2008 compared to the second quarter of 2009 because of more scheduled performances from headliner entertainment.

Operating Cost and Expense Information

The breakdown of the Property’s operating costs and expenses is as follows (dollars in thousands):

	Three Months Ended June 30,
	2009	2008	Percent Change
Casino	$15,482	$18,471	(16.2)%
Rooms	7,146	9,006	(20.7)%
Food and beverage	10,007	14,528	(31.1)%
Other	2,222	3,926	(43.4)%
General and administrative	13,435	17,464	(23.1)%
Depreciation and amortization	5,252	5,066	3.7%

Total	$53,544	$68,461	(21.8)%

Operating Expenses

Operating expenses decreased $14.9 million for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008. The decrease was primarily due to decreases in volume related expenses including labor and benefits, food and beverage cost of sales, bad debt expense, rooms commissions and taxes and licenses.

Depreciation and amortization increased from $5.0 million for the quarter ended June 30, 2008 to $5.3 million for the quarter ended June 30, 2009. The increase was due to the ongoing room renovation of the hotel.

Interest Expense

For the three months ended June 30, 2009, interest expense totaled $2.2 million. For the three months ended June 30, 2008, interest expense totaled $3.6 million. The decrease of $1.4 million is due to the declining floating rate of the LIBOR index.

Comparison of the Six Months Ended June 30, 2009 with the Six Months Ended June 30, 2008

Summary Financial Information

The following table summarizes the Hotel’s results of operations (in thousands):

	Six Months Ended June 30,
	2009	2008
Net revenues	$105,304	$156,075
Operating (loss) / income	(3,053)	18,011
Net (loss) / income	(7,526)	10,022

Revenue Information

The breakdown of the Property’s net revenue is as follows (dollars in thousands):

	Six Months Ended June 30,
	2009	2008	Percent Change
Casino	$40,296	$51,253	(21.4)%
Rooms	40,038	66,353	(39.7)%
Food and beverage	30,564	41,286	(26.0)%
Other revenue	6,683	12,244	(45.4)%

	117,581	171,136	(31.3)%
Less: promotional allowance	(12,277)	(15,061)	(18.5)%

Net revenues	$105,304	$156,075	(32.5)%

Casino

Casino revenue decreased $11.0 million, or 21.4%, to $40.3 million for the six months ended June 30, 2009, compared to $51.3 million for the six months ended June 30, 2008. The decrease was primarily from reduced slot win and table games win. Slot revenue decreased $7.8 million for the first six months of 2009 compared to the first six months of 2008. Table games revenue decreased $5.5 million for the first six months of 2009 compared to the first six months of 2008. The decrease in both slot win and table game win was primarily due to a decrease in drop. The general economic downturn and a highly competitive environment have resulted in less volume in 2009.

The Race and Sports Book win increased $1.9M or 35% to $7.3 million for the six months ended June 30, 2009 compared to $5.4 million for the six months ended June 30, 2008. The increase was primarily the result of a favorable win percentage for the six months.

The Casino operating department margin was 21.6% for the six months ended June 30, 2009. The Casino operating department margin was 24.0% for the six months ended June 30, 2008. The lower operating margin was the result of higher promotional spending in relation to lower casino revenues for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Rooms

For the first six months ended June 30, 2009, room revenue was $40.0 million, a decrease of $26.3 million from the first six months ended June 30, 2008. The decrease is attributed to a decrease in both the average daily room rate and occupancy. The average daily rate for the six months ended June 30, 2009 was $39 lower than the average daily rate for the six months ended June 30, 2008. The decrease in occupancy for the first six months ended June 30, 2009 compared to occupancy for the six months ended June 30, 2008 was primarily in the convention segment due to an unfavorable convention calendar and the overall economic downturn especially in the convention segment.

The Room operating department margin decreased from the six months ended June 30, 2008 to the six months ended June 30, 2009. The Room operating margin for the first half of 2008 was 73.5%; the room operating margin for the first half of 2009 was 64.9%. The decreased margin was the result of proportionately higher labor and benefits costs in relation to revenues for the first six months of 2009 compared to the first six months of 2008.

Food and Beverage

Food and Beverage revenue for the six months ended June 30, 2009 was $30.6 million, a $10.7 million decrease compared to $41.3 million for the six months ended June 30, 2008. The operating margin of 32.5% for the first six months of 2009 was improved from the operating margin of 29.8% for the six months of 2008. Operating efficiencies were achieved by restaurant scheduling during weak convention periods during the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Other

Other Revenue includes retail sales, entertainment sales and miscellaneous income. Other Revenue was approximately $6.7 million for the six months ended June 30, 2009 or $5.6 million less than Other Revenue reported for the six months ended June 30, 2008. Entertainment revenue was higher for the first half of 2008 compared to the first half of 2009 because of more scheduled performances from headliner entertainment.

Operating Cost and Expense Information

The breakdown of the Property’s operating costs and expenses is as follows (dollars in thousands):

	Six Months Ended June 30,
	2009	2008	Percent Change
Casino	$31,580	$38,977	(19.0)%
Rooms	14,053	17,566	(20.0)%
Food and beverage	20,634	28,981	(28.8)%
Other expense	4,680	7,585	(38.3)%
General and administrative	26,920	34,836	(22.7)%
Depreciation and amortization	10,490	10,119	3.7%

Total	$108,357	$138,064	(21.5)%

Operating Expenses

Operating expenses decreased $29.7 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The decrease was due to volume related expenses such as variable labor and benefits, food and beverage cost of sales, room general commission and credit card discounts.

Interest Expense

For the six months ended June 30, 2009, interest expense totaled $4.5 million. For the six months ended June 30, 2008, interest expense totaled $8.0 million. The decrease of $3.5 million is due to the declining variable LIBOR portion of the new Term Loan.

Liquidity and Capital Resources

Cash flows of the Company for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 consisted of the following:

Cash Flow - Operating Activities

Cash flow used in operations was $1.7 million for the six months ended June 30, 2009 compared to cash flow provided by operations of $11.7 million for the six months ended June 30, 2008. The decrease in operating cash flow was primarily the result of the decline in net income. A net loss of $7.4 million for the six months ended June 30, 2009 compares to net income of $10.0 million for the six months ended June 30, 2008.

As of June 30, 2009, the Company had cash and equivalents of $26.3 million of which $5.1 million was cash in the casino used to fund daily operations. For the remainder of 2009, the Company expects to fund property operations, capital expenditures, and debt service requirements from existing cash balances and operating cash flow.

Cash Flows - Investing Activities

For the six months ended June 30, 2009, $4.4 million of cash was used to fund investing activities of which $3.7 million was used for additions to property and equipment. For the six months ended June 30, 2008, $6.0 million was also used to fund investing activities of which $5.1 million of cash was used for additions to property and equipment.

Cash Flows - Financing Activities

For the six months ended June 30, 2009, $5 thousand of debt issuance costs were expended. During the six months ended June 30, 2008, $5.8 million of new borrowings under the Term Loan was received and was primarily used for the purchase of property and equipment.

Other Factors Affecting Liquidity

While the Company believes that the cash provided by its cash flows from operations together with cash on hand will be adequate to fund its activities, including the capital expenditures that the Company plans to make and principal payments that will be required under the loan extension agreement, no assurances can be made that such sources will be sufficient to meet such requirements. Covenants under the new Term Loan restrict the Company’s future borrowing capacity. If circumstances warrant, the Company may seek a working capital line of credit.

A further downturn in the economy, and increase in revenue or wagering taxes, acts of terrorism, war or military actions would impact the Company’s operations and negatively impact its cash flows from operations. If this were to occur, the Company would be required to adjust its capital spending plans.

Contractual Obligation and Other Commitments

The following table summarizes the Company’s contractual obligations and commitments (amount in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In Thousands)
Long-Term Debt Obligation
Term Loan (a)	$20,000	$230,000	$—	$—	$250,000
Variable interest payments (b)	11,563	12,650	—	—	24,213
Contractual Obligations
Employment agreements (c)	1,033	541	—	—	1.574
Licensing agreement (d)	—	—	—	—	—
Operating leases (e)	327	285	141		753
Entertainment contracts (f)	5,752	—	—	—	5,752

	$38,675	$243,476	$141	$—	$282,292

(a)	The Term Loan, with an initial funding of $209,200,000 originated May 11, 2006. The Company has drawn an additional $40.8 million under the Term Loan and as of June 30, 2009, the outstanding balance was $250,000,000. The loan accrued interest at a rate of 2.9% plus one-month LIBOR which totaled 3.32% at June 30. The loan had an original two-year term and three, one-year extensions. The first one-year extension was exercised and the loan had a due date of June 2, 2009. The Company was granted an extension to renegotiate the second extension. The Company anticipates entering into an agreement which will be effective as of June 1, 2009 and which calls for a two-year extension with a maturity date of June 1, 2011. The company will be required to make a principal payment of $15.0 million, pay fees totaling $1.25 million, purchase an interest rate cap and pay any out-of-pocket expenses of the lender. On October 30, 2009, the Company will be required to make an additional principal payment of $5.0 million and pay fees of $25,000. Interest on the extension will accrue at LIBOR plus 3.5% through May 2010 and LIBOR plus 4.0% from June 2010 through May 2011. The LIBOR rate will have a floor of 1.5%. The loan is collateralized by a first priority deed of trust on the property.
(b)	Based on the LIBOR floor of 1.5% plus 3.5% for year one and LIBOR floor of 1.5% plus 4.0% for year two.
(c)	The Company is party to employment agreements with 15 of its senior executives, with terms of one to three years.
(d)

The Company signed a new agreement with Hilton commencing January 1, 2009. The agreement expires December 31, 2015 and allows the Hotel to use the Hilton name, advertise on the Hilton Hotels website, and utilize the Hilton reservation system and other Hilton amenities. In exchange, the Hotel is required to make certain capital improvements and will pay varying percentage fees of Food and Beverage Revenue (as defined in the agreement) and Hotel Revenue (as defined in the agreement) and also is obligated to participate in the “HHonors Program TM” reward program. For the year ending December 31, 2009 the Company will expense 1% of defined Food and Beverage and 4.25% of defined Hotel Revenue in accordance with this agreement. For the three months ended June 30, 2009, $1.0 million was expensed in accordance with this agreement. For the six months ended June 30, 2009, $2.2 million was expensed.

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

Debt Instruments

The following table provides information about the Company’s long-term debt at June 30, 2009 (amounts in thousands):

	Maturity Date	Face amount	Carrying value	Estimated fair value
Term Loan	June 2011	$250,000	$250,000	$212,500

The Term Loan originated May 11, 2006 and had an initial principal amount of $209.2 million with interest accruing at a rate of one month LIBOR plus 2.9%. The initial term was two years with three, one-year extension options. The Company exercised the first, one-year extension which expired June, 2009. The Company was granted an extension to renegotiate the terms of the second extension. The Company anticipates entering into an amendment to the Term Loan which will be effective as of June 1, 2009 and pursuant to which the maturity date of the Term Loan will be extended until June 1, 2011 with interest accruing at LIBOR plus 3.5% for the first year and LIBOR plus 4.0% for the second year. LIBOR will be the greater of the current monthly rate or 1.5%. The Company will also be required to pay an initial principal payment of $15.0 million, a $5.0 principal payment on October 30, 2009, fees totaling $1.275 million, purchase an interest rate cap and pay any out-of-pocket expenses of the lender. The Term Loan contains certain restrictions that, among other things, limit the ability of the Company to incur additional indebtedness, create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell assets of the Company without prior approval of the lenders or noteholders.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement was adopted January 1, 2009. SFAS No. 161 did not have a material impact on the Company’s financial position, results of operations or cash flows.

On April 9, 2009, the Financial Accounting Standards Board (FASB) issued Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and APB 28-1). FSP 107-1 amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009 and the Company has adopted them in second quarter 2009. See Note 11.

On April 9, 2009, the FASB issued Staff Position SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides additional guidance in estimating fair value under statement No. 157, “Fair Value Measurements” (SFAS 157), when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. FSP 157-4 also provides additional guidance on circumstances that may indicate a transaction is not orderly. FSP 157-4 is effective for interim periods ending after June 15, 2009, and the Company has adopted its provisions during second quarter 2009. FSP 157-4 did not have a significant impact on the Company’s financial position, results of operations, cash flows, or disclosures for second quarter 2009.

On April 9, 2009, the FASB issued Staff Position SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). FSP 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. FSP 115-2 is effective for interim periods ending after June 15, 2009, and the Company has adopted its provisions for second quarter 2009. FSP 115-2 did not have a significant impact on the Company’s financial position, results of operations, cash flows, or disclosures for second quarter 2009.

In June 2009, the FASB issued statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). Among other items, SFAS 167 responds to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities. SFAS 167 is effective for calendar year companies beginning on January 1, 2010. The Company has not yet determined the impact that adoption of SFAS 167 will have on its financial position, results of operations, cash flows, or disclosures.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (SFAS 165). SFAS 165 modifies the definition of what qualifies as a subsequent event – those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued – and requires companies to disclose the date through which is has evaluated subsequent events and the basis for determining that date. The Company adopted the provisions of SFAS 165 for second quarter 2009, in accordance with the effective date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company’s primary exposure to market risk is interest rate risk associated with its variable rate long-term debt. If LIBOR were to increase 100 basis points and there were no additional borrowings, interest expense would increase approximately $2.5 million for the year ending June 30, 2010. The Company attempts to manage its interest rate risk by entering into interest rate cap agreements. The Company does not hold or issue financial instruments for trading purposes and does not enter into derivative transactions that would be considered speculative positions. The derivative financial instruments consist exclusively of interest rate cap agreements. Differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expenses.

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

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

EXHIBIT NUMBER
2.1	Purchase and Sale Agreement, dated as of December 24, 2003, by and among Colony Resorts LVH Acquisitions, LLC, LVH Corporation and Caesars Entertainment Corporation*

3.1	Articles of Organization, dated as of December 18, 2003, for Colony Resorts LVH Acquisitions, LLC*

3.2	Operating Agreement, dated as of December 22, 2003, for Colony Resorts LVH Acquisitions, LLC*

3.3	Amended and Restated Operating Agreement, dated June 18, 2004, for Colony Resorts LVH Acquisitions, LLC+

3.4	Amendment No. 1 to the Amended and Restated Operating Agreement, dated July 23, 2004, for Colony Resorts LVH Acquisitions, LLC****

3.5	Amendment to Articles of Organization, dated June 25, 2004, for Colony Resorts LVH Acquisitions, LLC******

10.1	Deposit Escrow Agreement, dated as of December 24, 2003, by and among LVH Corporation, Colony Resorts LVH Acquisitions, LLC and Nevada Title Company*

10.2	Coinvestment Transfer Restriction Agreement, dated June 18, 2004, by and among Mr. Barrack, Mr. Ribis, Co-Investment Partners and Coinvestment Voteco+

10.3	Transfer Restriction Agreement, dated June 18, 2004, by and among Mr. Barrack, Holdings and Voteco+

10.4	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Rodolfo Prieto*

10.5	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser*

10.6	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Kenneth Ciancimino*

10.7	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Rodolfo Prieto*

10.8	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser*

10.9	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Kenneth Ciancimino*

10.10	Employment Agreement, dated as of May 17, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Gonzalo De Varona.***

10.11	Employment Agreement, dated as of April 12, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Stewart.***

10.12	Vice Chairman Agreement, dated June 18, 2004, between Colony Resorts LVH Acquisitions, LLC and Nicholas L. Ribis.****

10.13	Colony Resorts LVH Acquisitions, LLC 2004 Incentive Plan****

10.14	Loan Agreement, dated June 18, 2004, by and between Colony Resorts LVH Acquisition, LLC and Archon Financial, L.P.+

10.15	Sale Right Agreement, dated June 18, 2004, by and among Colony Resorts LVH Acquisitions, LLC, Colony Resorts LVH Holdings, LLC, Colony Resorts LVH Coinvestment Voteco, LLC, Colony Resorts LVH Voteco, LLC and Colony Resorts LVH Co-Investment Partners, L.P.****

10.16	Services Agreement, dated June 18, 2004, between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel and Casino, Inc.****

10.17	Joint Marketing Agreement, by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc.****

10.18	Joint Services Agreement, by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc.****

10.19	Employment Agreement, dated as of May 11, 2003, between LVH Corporation and Thomas Page.****

10.20	Addendum to Employment Agreement, dated as of June 22, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Thomas Page.****

10.21	Addendum to Employment Agreement, dated as of April 28, 2006, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser ++

10.22	Addendum to Employment Agreement, dated as of April 28, 2006, by and between Colony Resorts LVH Acquisitions, LLC and Kenneth Ciancimino ++

10.23	Loan Agreement dated as of May 11, 2006, between Colony Resorts LVH Acquisitions, LLC and Goldman Sachs Commercial Mortgage Capital, L.P. +++

10.24	First Amendment to the Colony Resorts LVH Acquisitions, LLC 2004 Incentive Plan ++++

10.25	Amended and Restated Joint Services Agreement, dated as of April 26, 2005 by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc. +++++

10.26	Amended and Restated Joint Marketing Agreement, dated as of April 26, 2006 by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc. +++++

10.27	Employment Agreement dated as of October 15, 2007 by and between Colony Resorts LVH Acquisition, LLC and Joseph DeRosa ++++++

10.28	Amended and Restated License Agreement dated as of January 1, 2009 by and between Colony Resorts LVH Acquisitions, LLC and HLT Existing Franchise Holding, LLC+++++++

10.29	Second Addendum to Employment Agreement dated as of December 8, 2008 by and between Colony Resorts LVH Acquisitions, LLC and Robert E. Schaffhauser++++++++

10.30	Second Addendum to Employment Agreement dated as of December 8, 2008 by and between Colony Resorts LVH Acquisitions, LLC and Kenneth M. Ciancimino++++++++

14.1	Code of Ethics*******

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

METHOD OF FILING

*	Incorporated by reference to the Registrant’s Form 10, filed March 15, 2004 (File Number 0-50635).
**	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 10, filed April 26, 2004 (File Number 0-50635).
***	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Form 10, filed June 17, 2004 (File Number 0-50635).
+	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed June 28, 2004 (File Number 0-50635).
****	Incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to Form 10 filed August 13, 2004 (File Number 0-50635).
*****	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 23, 2004 (File Number 0-50635).
******	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q/A filed September 9, 2004 (File Number 0-50635).
******	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed November 15, 2004 (File Number 0-50635).
*******	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 31, 2005 (File Number 000-50635)
++	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 14, 2006.
+++	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed May 19, 2006.

++++	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed November 14, 2006
+++++	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 30, 2007 (File Number 000-50635)
+++++++	Incorporated by reference to Registrant’s Current Report on Form 8-K filed January 5, 2009
++++++++	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 26, 2009 (File Number 000-50635)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONY RESORTS LVH ACQUISITIONS, LLC

Date: August 13, 2009	By:	/s/ Rodolfo Prieto
Rodolfo Prieto
Chief Executive Officer and General Manager

Date: August 13, 2009	By:	/s/ Robert Schaffhauser
Robert Schaffhauser
Executive Vice President of Finance