Form 10-Q
period 2009-09-30
COLONY RESORTS LVH ACQUISITIONS LLC
filed 2009-11-13
CIK 1282607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of November 1, 2009 there were 1.5 Class A Membership Units outstanding and there were 1,500,000 Class B Membership Units outstanding.

COLONY RESORTS LVH ACQUISITIONS, LLC

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED INTERIM FINANCIAL STATEMENTS

COLONY RESORTS LVH ACQUISITIONS, LLC

CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2009	December 31, 2008*
	(Unaudited)
Assets
CURRENT ASSETS:
Cash and equivalents	$11,892	$32,444
Restricted cash	4,984	8,107
Accounts receivable, net of allowance for doubtful accounts of $6,473 at September 30, 2009 and $7,153 at December 31, 2008	9,986	11,942
Inventories	2,781	3,047
Prepaid expenses and other current assets	5,809	5,238

Total current assets	35,452	60,778
PROPERTY AND EQUIPMENT, NET	331,368	342,267
RESTRICTED CASH	3,549	2,549
OTHER ASSETS, NET	2,204	958

Total assets	$372,573	$406,552

Liabilities and Members’ Equity
CURRENT LIABILITIES:
Accounts payable	$6,459	$7,589
Current portion of long-term debt	5,000	—
Accrued expenses	29,287	27,136
Due to affiliates	1,461	767

Total current liabilities	42,207	35,492
TERM LOAN	230,000	250,000
LONG TERM DEPOSITS	61	61

Total liabilities	272,268	285,553
COMMITMENTS AND CONTINGENCIES
REDEEMABLE MEMBERS’ EQUITY	60,000	60,000
MEMBERS’ EQUITY	40,305	60,999

Total liabilities and members’ equity	$372,573	$406,552

*	Condensed from audited financial statements.

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except unit data)

	For the three months ended September 30, 2009	For the three months ended September 30, 2008
Revenues:
Casino	$18,085	$21,832
Rooms	15,786	25,620
Food and beverage	14,211	17,977
Other revenue	2,142	5,012

Total revenue	50,224	70,441
Less: promotional allowances	(6,214)	(6,973)

Net revenues	44,010	63,468

Expenses:
Casino	15,262	19,271
Rooms	6,947	8,355
Food and beverage	9,802	13,139
Other expense	1,965	3,518
General and administrative	14,874	16,838
Depreciation and amortization	5,222	5,123

Total expense	54,072	66,244

Operating loss	(10,062)	(2,776)
Interest expense	3,106	3,395

Net loss	$(13,168)	$(6,171)

Net loss allocation
Allocable to Class A	$—	$—
Allocable to Class B	$(13,168)	$(6,171)
Basic weighted average Class A membership units outstanding	1.50	1.50
Basic weighted average Class B membership units outstanding	1,500,000.00	1,500,000.00
Diluted weighted average membership units outstanding	1,500,000.00	1,500,000.00
Net loss per Class A membership unit-basic	$(8.78)	$(4.11)
Net loss per Class B membership unit-basic	$(8.78)	$(4.11)
Per membership unit-diluted	$(8.78)	$(4.11)

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except unit data)

	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
Revenues:
Casino	$58,380	$73,085
Rooms	55,824	91,973
Food and beverage	44,775	59,263
Other revenue	8,826	17,256

Total revenue	167,805	241,577
Less: promotional allowances	(18,491)	(22,035)

Net revenues	149,314	219,542

Expenses:
Casino	46,843	58,248
Rooms	21,000	25,921
Food and beverage	30,436	42,120
Other expense	6,645	11,102
General and administrative	41,793	51,674
Depreciation and amortization	15,712	15,242

Total expense	162,429	204,307

Operating (loss) / income	(13,115)	15,235
Interest expense	7,579	11,384

Net (loss) / income	$(20,694)	$3,851

Net (loss) / income allocation
Allocable to Class A	$—	$—
Allocable to Class B	$(20,694)	$3,851
Basic weighted average Class A membership units outstanding	1.50	1.50
Basic weighted average Class B membership units outstanding	1,500,000.00	1,500,000.00
Diluted weighted average membership units outstanding	1,500,000.00	1,500,001.50
Net (loss) / income per Class A membership unit-basic	$(13.80)	$2.57
Net (loss) / income per Class B membership unit-basic	$(13.80)	$2.57
Per membership unit-diluted	$(13.80)	$2.57

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / income	$(20,694)	$3,851
Adjustments to reconcile net (loss) / income to net cash (used in) / provided by operating activities:
Depreciation and amortization	15,712	15,242
Valuation change in interest rate cap agreement	38	6
Amortization of deferred financing costs	389	819
Provision for doubtful accounts	(412)	1,654
Changes in operating assets and liabilities:
Accounts receivable	2,368	2,157
Inventories	265	110
Prepaid expenses and other current assets	(851)	(665)
Other assets	150	1,263
Accounts payable	(1,130)	(6,215)
Accrued expenses	2,151	1,018
Due to affiliates	694	837
Long term deposits	—	30

Net cash (used in) / provided by operating activities	(1,320)	20,107

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(4,813)	(7,889)
(Decrease) / increase in restricted cash	2,123	(2,297)

Net cash used in investing activities	(2,690)	(10,186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Term Loan	—	5,752
Repayment of Term Loan Principal	(15,000)	—
Debt issuance costs	(1,542)	(671)

Net cash (used in) / provided by financing activities	(16,542)	5,081

(Decrease) / increase in cash and equivalents	(20,552)	15,002
Cash and equivalents at beginning of year	32,444	23,645

Cash and equivalents at end of period	$11,892	$38,647

Supplemental Cash Flow Disclosure:
Cash paid for interest	$6,346	$10,181

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

1. ORGANIZATION AND BASIS OF PRESENTATION

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

Interim Financial Statements

The accompanying condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results for the nine-months ended September 30, 2009, are not necessarily indicative of results to be expected for the full fiscal year.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after September 30, 2009, up until the issuance of the financial statements which occurred on November 13, 2009.

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED STATEMENTS OF OPERATIONS—(Continued)

Recent Accounting Pronouncements

In the third quarter of 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Coficiation (“ASC”). The ASC is the single official source of authoritative, nongovernmental GAAP, other than guidance issued by the SEC. The adoption of the ASC did not have a material impact on the financial Statements included herein.

In March 2008, the FASB issued SFAS No. 161, (Topic 815), “Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. This amendment is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement was adopted January 1, 2009 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

On April 9, 2009, the Financial Accounting Standards Board issued Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, (Topic 825) “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and APB 28-1). Topic 825 requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. Provisions under the related sections of ASC 825 were effective for interim periods ended after June 15, 2009 and the Company adopted them in second quarter 2009. This guidance did not have a significant impact on the Company’s financial position, results of operations, cash flows, or disclosures.

On April 9, 2009, the FASB issued Staff Position SFAS 157-4, (Topic 820) “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Under ASC Topic 820 additional guidance is given in estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. ASC 820 also provides additional guidance on circumstances that may indicate a transaction is not orderly. This section of the topic was effective for interim periods ended after June 15, 2009, and the Company adopted its provisions during second quarter 2009. This guidance did not have a significant impact on the Company’s financial position, results of operations, cash flows, or disclosures.

On April 9, 2009, the FASB issued Staff Position SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2) (Topic 320). Under Topic 320 guidance is given in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. Provisions of this topic were effective for interim periods ended after June 15, 2009, and the Company adopted its provisions for second quarter 2009. This guidance did not have a significant impact on the Company’s financial position, results of operations, cash flows, or disclosures.

In June 2009, the FASB issued statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167) (Topic 810). Among other items, the related sections of ASC 810 respond to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities. The related sections of ASC 810 are effective for calendar year companies beginning on January 1, 2010. The Company has not yet determined the impact these provisions will have on its financial position, results of operations, cash flows, or disclosures.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (SFAS 165) (Topic 855). ASC 855 modifies the definition of what qualifies as a subsequent event – those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued – and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted these provisions during the second quarter 2009, in accordance with the effective date. This guidance did not have a significant impact on the Company’s financial position, results of operations, cash flows, or disclosures.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED STATEMENTS OF OPERATIONS—(Continued)

2. NEW TERM LOAN

On May 11, 2006, the Company entered into a Loan Agreement with Goldman Sachs Commercial Mortgage Capital, L.P. (the “Term Loan”). The Term Loan was for an initial principal amount of $209.2 million and for an initial term of two years. The Company has drawn an additional $40.8 million against the Term Loan, the maximum funding of the Term Loan. Covenants under the term loan restrict the Company’s future borrowing capacity.

The loan had an original two-year term and three, one-year extensions. The first one-year extension was exercised and the loan had a due date of June 2, 2009. The Company notified the lender of its intention to exercise the second, one-year extension.

The Company was granted two extensions through August 14, 2009 to renegotiate the terms of the second extension. On that date, the Company entered into an agreement which extends the loan until June 1, 2011. The Company was required to 1) pay an initial principal payment of $15 million, 2) pay an extension fee of $1.175 million, 3) pay an exit fee of $75,000 for the initial principal payment, 4) purchase an interest rate cap at a cost of $37,500, and 5) pay any out-of-pocket expenses incurred by the lender. On October 30, 2009 the Company was required to pay an additional payment of $5.0 million and an exit fee of $25,000 for the additional principal payment. Interest on the loan is based on LIBOR plus 2.9% with a minimum LIBOR rate of 1.5%. Interest will increment to LIBOR plus 3.5% from July 2009 through May 2010 and LIBOR plus 4.0% from June 2010 through May 2011.

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

The Company provides and/or receives services from affiliated companies. The total net value of services received from the affiliated companies was approximately $473,000 for the three months ended September 30, 2009 and $1,151,000 for the three months ended September 30, 2008. The total net value of services received from the affiliated companies was approximately $1,604,000 for the nine months ended September 30, 2009 and $4,068,000 for the nine months ended September 30, 2008.

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED STATEMENTS OF OPERATIONS—(Continued)

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

As of September 30, 2009, Voteco owns 0.585 Class A Units, Co-Investment Voteco owns 0.30 Class A Units, Whitehall Voteco owns 0.60 Class A Units and Mr. Ribis owns 0.015 Class A Units. In addition, as of June 30, 2008, Holdings owns 585,000 Class B Units, Co-Investment Partners owns 900,000 Class B Units and Mr. Ribis owns 15,000 Class B Units. Pursuant to the Company’s Operating Agreement, holders of Class A Units are entitled to one vote per unit in all matters to be voted on by voting members of the Company. Holders of Class B Units are not entitled to vote, except as otherwise expressly required by law.

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED STATEMENTS OF OPERATIONS—(Continued)

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

6. COMMITMENTS AND CONTINGENCIES

Letters of Credit

Beginning in 2005 and annually thereafter, the Company was required to deliver irrevocable standby letters of credit in connection with its workers’ compensation insurance policies issued by its insurance carriers. In March 2009, the Company was required to deliver an irrevocable standby letter of credit to a new credit card processor. The letters of credit are secured by certificates of deposits in the same notional amounts as the corresponding letters of credit. The initial expiration dates of these letters of credit are for one year and are automatically extended for 90 days from their expiration date unless the issuing bank notifies the Company sixty days prior to such expiration dates that the letters of credit will not be renewed. As of September 30, 2009 and December 31, 2008, the certificates of deposit which secure the letters of credit total $3,538,750 and $2,538,750, respectively, and are included in restricted cash. As of September 30, 2009 and December 31, 2008, there were no amounts outstanding on the letters of credit.

Litigation

In the normal course of business, the Company is subject to various litigation, claims and assessments. The Company is not currently a party to any material litigation and, it is not aware of any material action, suit or proceeding against it that has been threatened by any person.

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. the State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax. In July 2008, the Court denied the State’s motion for rehearing. For the three year period ended February 2008, the Company paid use tax on these items and has filed for refunds for the periods March 2005 through February 2008. The amount subject to these refunds, excluding interest, is approximately $1.1 million. As of September 30, 2009, the Company has not recorded a receivable related to this matter.

7. SUBSEQUENT EVENT

Subsequent to September 30, 2009, $4.5 million of additional equity was received from the Company’s members.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED STATEMENTS OF OPERATIONS—(Continued)

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

Overview

The following discussion of the Company’s results of operations compares the three months and nine months ended September 30, 2009 to the three months and nine months ended September 30, 2008 respectively.

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

Casino revenues vary from time to time due to general economic conditions, popularity of entertainment offerings, table game hold, slot hold, and occupancy percentages in the hotels. Casino revenues also vary depending upon the amount of gaming activity as well as variations in the odds for different games of chance. The Hotel uses technology, such as cashless wagering on slot machines, to increase revenues and/or decrease expenses. Casino revenues, room revenues, food and beverage revenues and other revenues vary due to general economic conditions and competition.

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

Comparison of the Three Months Ended September 30, 2009 with the Three Months Ended September 30, 2008

Summary Financial Information

The Hotel offers hotel, gaming, dining, entertainment, retail and spa amenities at one location in Las Vegas and under one operating segment. Approximately 36% of the Hotel’s gross revenue is derived from gaming, while 31% is derived from room revenue. Room revenue is significant because of the Hotel’s location next to the Las Vegas Convention Center and its related emphasis on the group, convention, and trade show business.

The following table summarizes the Hotel’s results of operations (in thousands):

	Three Months Ended September 30,
	2009	2008
Net revenues	$44,010	$63,468
Operating loss	(10,062)	(2,776)
Net loss	(13,168)	(6,171)

Revenue Information

The breakdown of the Property’s net revenue is as follows (dollars in thousands):

	Three Months Ended September 30,
	2009	2008	Percent Change
Casino	$18,085	$21,832	(17.2)%
Rooms	15,786	25,620	(38.4)%
Food and beverage	14,211	17,977	(20.9)%
Other revenue	2,142	5,012	(57.3)%

	50,224	70,441	(28.7)%
Less - promotional allowance	(6,214)	(6,973)	(10.9)%

Net revenues	$44,010	$63,468	(30.7)%

Casino

Casino revenue decreased $3.7 million, or 17.2%, to $18.1 million for the quarter ended September 30, 2009, compared to $21.8 million for the quarter ended September 30, 2008. The decrease in casino revenue was due to a $2.0 million decrease in the table games win, a $2.7 million decrease in slot win, and a $0.7 increase in race and sports book win. The decrease in slot and table game win is primarily a result of lower slot and table game drop for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008. The decrease in volume is due to the general economic downturn and fierce competition.

The Casino operating department margin was 15.6% for the quarter ended September 30, 2009. The operating department margin was 11.7% for the quarter ended September 30, 2008. The increasing margin was primarily due to lower promotional spending and bad debt expense for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008.

Rooms

For the quarter ended September 30, 2009, room revenue was $15.8 million, a decrease of $9.8 million from the quarter ended September 30, 2008. The decrease is primarily attributable to a decrease in the average daily room rate for the quarter ended September 30, 2009 compared to the average daily room rate for the quarter ended September 30, 2008.

The Room operating department margin was 56.0% for the three months ended September 30, 2009 and 67.4% for the three months ended September 30, 2008. Fixed payroll costs compared to declining room revenue was primarily the cause of the decline in operating margin from the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Food and Beverage

Food and Beverage revenue for the quarter ended September 30, 2009 was $14.2 million and for the quarter ended September 30, 2008 was $18.0 million, a decrease of $3.8 million or 20.9%. The decrease was primarily in those outlets that rely on convention business which experienced a decline in revenue due to an unfavorable convention calendar. The operating margin was 32.3% for the quarter ended September 30, 2009 compared to an operating margin of 26.9% for the quarter ended September 30, 2008. The favorable increase in operating margin from the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008 was primarily due to payroll efficiencies in relation to revenues.

Other

Other Revenue includes retail sales, entertainment sales and miscellaneous income. Other Revenue was approximately $2.1 million for the quarter ended September 30, 2009 or $2.9 million less than Other Revenue reported for the quarter ended September 30, 2008. Entertainment revenue was higher for the third quarter of 2008 compared to the third quarter of 2009 because of more scheduled performances from headliner entertainment during 2008.

Operating Cost and Expense Information

The breakdown of the Property’s operating costs and expenses is as follows (dollars in thousands):

	Three Months Ended September 30,
	2009	2008	Percent Change
Casino	$15,262	$19,271	(20.8)%
Rooms	6,947	8,355	(16.9)%
Food and beverage	9,802	13,139	(25.4)%
Other	1,965	3,518	(44.1)%
General and administrative	14,874	16,838	(11.7)%
Depreciation and amortization	5,222	5,123	(1.9)%

Total	$54,072	$66,244	(18.4)%

Operating Expenses

Operating expenses (excluding depreciation and amortization) were lower for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008. The decrease is due to lower casino and food and beverage expenses, in particular payroll and employee benefits, marketing expenses and cost of sales.

Depreciation and amortization remained unchanged from $5.1 million for the quarter ended September 30, 2008 to $5.2 million for the quarter ended September 30, 2009. Few additions to property and equipment were made during the quarter ended September 30, 2009.

Interest Expense

For the three months ended September 30, 2009, interest expense totaled $3.1 million. For the three months ended September 30, 2008, interest expense totaled $3.4 million. There was a $15 million reduction in long-term debt between the two quarters; however, the debt was refinanced at a higher rate during the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008.

Comparison of the Nine Months Ended September 30, 2009 with the Nine Months Ended September 30, 2008

Summary Financial Information

The following table summarizes the Hotel’s results of operations (in thousands):

	Nine Months Ended September 30,
	2009	2008
Net revenues	$149,314	$219,542
Operating (loss) / income	(13,115)	15,235
Net (loss) / income	(20,694)	3,851

Revenue Information

The breakdown of the Property’s net revenue is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2009	2008	Percent Change
Casino	$58,380	$73,085	(20.1)%
Rooms	55,824	91,973	(39.3)%
Food and beverage	44,775	59,263	(24.4)%
Other revenue	8,826	17,256	(48.9)%

	167,805	241,577	(30.5)%
Less: - promotional allowance	(18,491)	(22,035)	(16.1)%

Net revenues	$149,314	$219,542	(32.0)%

Casino

Casino revenue decreased $14.7 million, or 20.1%, to $58.4 million for the nine months ended September 30, 2009, compared to $73.1 million for the nine months ended September 30, 2008. The decrease was primarily from reduced slot win and table games win . Table games revenue decreased $7.5 million for the nine months of 2009 compared to the nine months of 2008. Slot revenue decreased $10.5 million for the nine months of 2009 compared to the nine months of 2008. The decrease in slot win and table game win was almost entirely due to a decrease in drop. The general economic downturn, a shift in casino marketing efforts away from high end players and a highly competitive environment resulted in less volume from 2008 to 2009.

The Casino operating department margin was unchanged at 19.8% for the nine months ended September 30, 2009. The Casino operating department margin was 20.3% for the nine months ended September 30, 2008.

Rooms

For the nine months ended September 30, 2009, room revenue was $55.8 million, a decrease of $36.2 million from the nine months ended September 30, 2008 when room revenue was $92.0 million. The decrease is attributable to both a decrease in the average daily room rate for the nine months ended September 30, 2009 compared to the average daily room rate for the nine months ended September 30, 2008 and a decrease in the number of occupied rooms between the two periods.

The Room operating margin for the nine months ended September 30, 2009 was 62.4%; the Room operating margin for the nine months ended September 30, 2008 was 71.8%. The unfavorable change in operating margin between the two periods was due to relatively fixed costs compared to proportionately lower revenue.

Food and Beverage

Food and Beverage revenue for the nine months ended September 30, 2009 was $44.8 million, a $14.5 million decrease compared to $59.3 million for the nine months ended September 30, 2008. The operating margin of 32.4% for the first nine months of 2009 was slightly improved from the operating margin of 28.9% for the nine months of 2008. Reduced labor costs in proportion to revenue were primarily responsible for the higher operating margins.

Other

Other Revenue includes retail sales, entertainment sales and miscellaneous income. Other Revenue was approximately $8.8 million for the nine months ended September 30, 2009 or $8.4 million less than Other Revenue reported for the nine months ended September 30, 2008. Entertainment revenue was higher for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2009 because of more scheduled performances from headliner entertainment and higher showroom occupancy in 2008 compared to 2009.

Operating Cost and Expense Information

The breakdown of the Property’s operating costs and expenses is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2009	2008	Percent Change
Casino	$46,843	$58,248	(19.6)%
Rooms	21,000	25,921	(19.0)%
Food and beverage	30,436	42,120	(27.7)%
Other expense	6,645	11,102	(40.1)%
General and administrative	41,793	51,674	(19.1)%
Depreciation and amortization	15,712	15,242	(3.1)%

Total	$162,429	$204,307	(20.5)%

Operating Expenses

Operating expenses were $162.4 million for the nine months ended September 30, 2009 compared to $204.3 million the nine months ended September 30, 2008. Lower operating costs were caused primarily by reduced volumes in the casino and the food and beverage operations mainly from payroll and benefits.

Interest Expense

For the nine months ended September 30, 2009, interest expense totaled $7.6 million. For the nine months ended September 30, 2008, interest expense totaled $11.4 million. The decrease of $3.8 million is due to a decline in the LIBOR rate between the two periods in the first six months of the year. The long-term debt was reduced and re-financed in the last quarter of the period.

Liquidity and Capital Resources

Cash flows of the Company for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 consisted of the following:

Cash Flow—Operating Activities

Cash flow used by operations was $1.3 million for the nine months ended September 30, 2009 compared to $20.1 million provided by operations for the nine months ended September 30, 2008. A net loss of $20.5 million for the nine months ended September 30, 2009 compared to net income of $3.9 million for the nine months ended September 30, 2008 was the primary cause of the change. Depreciation and amortization increased cash flow from operations by $15.7 million and $15.2 million for the first nine months ended September 30, 2009 and 2008 respectively.

As of September 30, 2009, the Company had cash and equivalents of $11.9 million of which $4.5 million was cash in the casino used to fund daily operations. For the remainder of 2009, the Company expects to fund property operations, capital expenditures, and debt service requirements from existing cash balances, operating cash flow and $4.5 million of additional equity contributed by the Members on October 30, 2009.

Cash Flows—Investing Activities

For the nine months ended September 30, 2009, $2.7 million of cash was used to fund investing activities of which $4.8 million was used for additions for property and equipment. For the nine months ended September 30, 2008, $10.2 million was used to fund investing activities of which $7.9 million was used for additions to property and equipment.

Cash Flows—Financing Activities

For the nine months ended September 30, 2009, $16.5 million of cash was used for financing activities of which $15.0 million was used to pay down the term loan debt and the remaining amount was used for costs to refinance the new term loan. During the nine months ended September 30, 2008, $5.8 million was borrowed and used for renovations and the purchase of property and equipment.

Other Factors Affecting Liquidity

The Company believes that the cash provided by its cash flows from operations together with cash on hand and the contribution of additional equity, will be adequate to fund its activities, including any capital expenditures that the Company plans to make. However, no assurances can be made that such sources will be sufficient to meet such requirements. Covenants under the term loan restrict the Company’s future borrowing capacity. If circumstances warrant, the Company may seek a working capital line of credit, as permitted under the term loan.

A further downturn in the economy, an increase in revenue or wagering taxes, acts of terrorism, war or military actions would impact the Company’s operations and negatively impact its cash flows from operations. If this were to occur, the Company would be required to adjust its capital spending plans.

Contractual Obligations and Other Commitments

The following table summarizes the Company’s contractual obligations and commitments (amount in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In Thousands)
Long-Term Debt Obligation
Term Loan (a)	$5,000	$230,000	$—	$—	$235,000
Variable interest payments (b)	11,750	12,650	—	—	24,400
Contractual Obligations
Employment agreements (c)	1,971	1,314	—	—	3,285
Licensing agreement (d)	—	—	—	—	—
Operating leases(e)	327	344	—		671
Entertainment contracts (f)	2,043	—	—	—	2,043
Severance agreement (g)	1,089	—	—	—	1,089
Consulting agreement (h)	250	188	—	—	438

	$22,430	$244,496	$—	$—	$266,926

(a)	The Term Loan, with an initial funding of $209,200,000 originated May 11, 2006. The Company has drawn an additional $40.8 million under the Term Loan and had an outstanding balance of $250,000,000. The Company has extended the loan providing for a new maturity date of June 1, 2011. The company was required to make a principal payment of $15.0 million, pay fees totaling $1.25 million, purchase an interest rate cap and pay any out-of-pocket expenses of the lender. On October 30, 2009, the Company was required to make an additional principal payment of $5.0 million and pay fees of $25,000. Interest on the extension accrues at LIBOR plus 3.5% through May 2010 and LIBOR plus 4.0% from June 2010 through May 2011. The LIBOR rate will have a floor of 1.5%. The loan is collateralized by a first priority deed of trust on the property.
(b)	Based on the LIBOR floor of 1.5% plus 3.5% for year one and LIBOR floor of 1.5% plus 4.0% for year two.
(c)	The Company is party to employment agreements with 15 of its senior executives, with terms of one to three years.
(d)

The Company signed a new agreement with Hilton commencing January 1, 2009. The agreement expires December 31, 2015 and allows the Hotel to use the Hilton name, advertise on the Hilton Hotels website, and utilize the Hilton reservation system and other Hilton amenities. In exchange, the Hotel is required to make certain capital improvements and will pay varying percentage fees of Food and Beverage Revenue (as defined in the agreement) and Hotel Revenue (as defined in the agreement) and also is obligated to participate in the “HHonors Program TM” reward program. For the year ending December 31, 2009 the Company will expense 1% of defined Food and Beverage and 4.25% of defined Hotel Revenue in accordance with this agreement. For the three months ended September 30, 2009, $901thousand was expensed in accordance with this agreement. For the nine months ended September 30, 2009, $3.1 million was expensed.

(e)	The Company is party to operating leases for office and telephone equipment with original terms of three to five years.
(f)	The Company is party to certain contracts to retain specific entertainers for recurring performances. These agreements expire during 2009.
(g)	The Company has entered into a severance agreement with the former CEO which will be paid out in monthly installments.
(h)	The Company has entered into a consulting agreement for hotel yield management and hotel and administrative cost control.

Off-Balance Sheet Arrangements

The Company is not currently subject to any off-balance sheet arrangements which it believes will have a material adverse impact on its financial condition.

Debt Instruments

The following table provides information about the Company’s long-term debt at September 30, 2009 (amounts in thousands):

	Maturity Date	Face amount	Carrying value	Estimated fair value
Term Loan	June 2011	$230,000	$230,000	$195,500

The Term Loan originated May 11, 2006 and had an initial principal amount of $209.2 million with interest accruing at a rate of one month LIBOR plus 2.9%. The initial term was two years with three, one-year extension options. The Company exercised the first, one-year extension which expired June, 2009. The Company entered into an amendment to the Term Loan which was effective as of June 1, 2009 which extended the maturity date of the Term Loan until June 1, 2011. Interest accrues at LIBOR plus 3.5% for the first year and LIBOR plus 4.0% for the second year. LIBOR will be the greater of the current monthly rate or 1.5%. The Company was also required to make principal payments totaling $20.0 million. The Company also was required to pay fees totaling $1.275 million, purchase an interest rate cap and pay any out-of-pocket expenses of the lender. The Term Loan contains certain restrictions that, among other things, limit the ability of the Company to incur additional indebtedness, create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell assets of the Company without prior approval of the lenders or noteholders.

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

Derivative Investments and Hedging Activities

The Company’s Term Loan requires it to enter into interest rate caps in order to manage interest rate risks associated with this borrowing. The Company has adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (ASC Topic 815), to account for its interest rate cap arrangement.

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

Recent Accounting Pronouncements

In the third quarter of 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Coficiation (“ASC”). The ASC is the single official source of authoritative, nongovernmental GAAP, other than guidance issued by the SEC. The adoption of the ASC did not have a material impact on the financial Statements included herein.

In March 2008, the FASB issued SFAS No. 161, (Topic 815), “Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. This amendment is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement was adopted January 1, 2009 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

On April 9, 2009, the Financial Accounting Standards Board issued Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, (Topic 825) “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and APB 28-1). Topic 825 requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. Provisions under the related sections of ASC 825 were effective for interim periods ended after June 15, 2009 and the Company adopted them in second quarter 2009. This guidance did not have a significant impact on the Company’s financial position, results of operations, cash flows, or disclosures.

On April 9, 2009, the FASB issued Staff Position SFAS 157-4, (Topic 820) “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Under ASC Topic 820 additional guidance is given in estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. ASC 820 also provides additional guidance on circumstances that may indicate a transaction is not orderly. This section of the topic was effective for interim periods ended after June 15, 2009, and the Company adopted its provisions during second quarter 2009. This guidance did not have a significant impact on the Company’s financial position, results of operations, cash flows, or disclosures.

On April 9, 2009, the FASB issued Staff Position SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2) (Topic 320). Under Topic 320 guidance is given in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. Provisions of this topic were effective for interim periods ended after June 15, 2009, and the Company adopted its provisions for second quarter 2009. This guidance did not have a significant impact on the Company’s financial position, results of operations, cash flows, or disclosures.

In June 2009, the FASB issued statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167) (Topic 810). Among other items, the related sections of ASC 810 respond to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities. The related sections of ASC 810 are effective for calendar year companies beginning on January 1, 2010. The Company has not yet determined the impact these provisions will have on its financial position, results of operations, cash flows, or disclosures.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (SFAS 165) (Topic 855). ASC 855 modifies the definition of what qualifies as a subsequent event – those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued – and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted these provisions during the second quarter 2009, in accordance with the effective date. This guidance did not have a significant impact on the Company’s financial position, results of operations, cash flows, or disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company’s primary exposure to market risk is interest rate risk associated with its variable rate long-term debt. If LIBOR were to increase 100 basis points and there were no additional borrowings, interest expense would increase approximately $1.8 million annually. The Company attempts to manage its interest rate risk by entering into interest rate cap agreements. The Company does not hold or issue financial instruments for trading purposes and does not enter into derivative transactions that would be considered speculative positions. The derivative financial instruments consist exclusively of interest rate cap agreements. Differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expenses.

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

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

In addition to those risk factors noted in our annual Form 10-Kfiling, the following additional risks have been identified.

Continued disruption in the world financial markets may adversely impact the spending patterns of our customers and the availability and cost of borrowing.

Continued disruptions in the world financial and credit markets and the resulting affect on the economies of the United States and certain foreign countries may result in fewer customers visiting, or customers spending less at our Property which would adversely impact our revenues while some of our costs remain fixed resulting in decreased earnings. The current situation in the world credit markets and the disruptions in the normal flow of credit among financial institutions may adversely impact the availability and cost of credit in the future. There can be no assurances that government responses to the disruptions of the financial and credit markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit.

Travel patterns may be adversely affected by fear of a widespread pandemic such as may be caused by the H1N1virus.

The public may become cautious of travel should the H1N1 virus become widespread or if the public fears the H1N1virus will be widespread. A further downturn in air travel would adversely affect the Las Vegas hospitability market and our Property in particular.

ITEM 6.	EXHIBITS

EXHIBIT NUMBER
2.1	Purchase and Sale Agreement, dated as of December 24, 2003, by and among Colony Resorts LVH Acquisitions, LLC, LVH Corporation and Caesars Entertainment Corporation*

3.1	Articles of Organization, dated as of December 18, 2003, for Colony Resorts LVH Acquisitions, LLC*

3.2	Operating Agreement, dated as of December 22, 2003, for Colony Resorts LVH Acquisitions, LLC*

3.3	Amended and Restated Operating Agreement, dated June 18, 2004, for Colony Resorts LVH Acquisitions, LLC+

3.4	Amendment No. 1 to the Amended and Restated Operating Agreement, dated July 23, 2004, for Colony Resorts LVH Acquisitions, LLC****

3.5	Amendment to Articles of Organization, dated June 25, 2004, for Colony Resorts LVH Acquisitions, LLC******

10.1	Deposit Escrow Agreement, dated as of December 24, 2003, by and among LVH Corporation, Colony Resorts LVH Acquisitions, LLC and Nevada Title Company*

10.2	Coinvestment Transfer Restriction Agreement, dated June 18, 2004, by and among Mr. Barrack, Mr. Ribis, Co-Investment Partners and Coinvestment Voteco+

10.3	Transfer Restriction Agreement, dated June 18, 2004, by and among Mr. Barrack, Holdings and Voteco+

10.4	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Rodolfo Prieto*

10.5	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser*

10.6	Employment Agreement, dated as of March 9, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Kenneth Ciancimino*

10.7	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Rodolfo Prieto*

10.8	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser*

10.9	Letter Agreement, dated as of March 10, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Kenneth Ciancimino*

10.10	Employment Agreement, dated as of May 17, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Gonzalo De Varona.***

10.11	Employment Agreement, dated as of April 12, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Robert Stewart.***

10.12	Vice Chairman Agreement, dated June 18, 2004, between Colony Resorts LVH Acquisitions, LLC and Nicholas L. Ribis.****

10.13	Colony Resorts LVH Acquisitions, LLC 2004 Incentive Plan****

10.14	Loan Agreement, dated June 18, 2004, by and between Colony Resorts LVH Acquisition, LLC and Archon Financial, L.P.+

10.15	Sale Right Agreement, dated June 18, 2004, by and among Colony Resorts LVH Acquisitions, LLC, Colony Resorts LVH Holdings, LLC, Colony Resorts LVH Coinvestment Voteco, LLC, Colony Resorts LVH Voteco, LLC and Colony Resorts LVH Co-Investment Partners, L.P.****

10.16	Services Agreement, dated June 18, 2004, between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel and Casino, Inc.****

10.17	Joint Marketing Agreement, by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc.****

10.18	Joint Services Agreement, by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc.****

10.19	Employment Agreement, dated as of May 11, 2003, between LVH Corporation and Thomas Page.****

10.20	Addendum to Employment Agreement, dated as of June 22, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Thomas Page.****

10.21	Addendum to Employment Agreement, dated as of April 28, 2006, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser ++

10.22	Addendum to Employment Agreement, dated as of April 28, 2006, by and between Colony Resorts LVH Acquisitions, LLC and Ken Ciancimino ++

10.23	Loan Agreement dated as of May 11, 2006, between Colony Resorts LVH Acquisitions, LLC and Goldman Sachs Commercial Mortgage Capital, L.P. +++

10.24	First Amendment to the Colony Resorts LVH Acquisitions, LLC 2004 Incentive Plan ++++

10.25	Amended and Restated Joint Services Agreement, dated as of April 26, 2005 by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc. +++++

10.26	Amended and Restated Joint Marketing Agreement, dated as of April 26, 2006 by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc. +++++

10.27	Employment Agreement dated as of October 15, 2007 by and between Colony Resorts LVH Acquisition, LLC and Joseph DeRosa ++++++

10.28	Amended and Restated License Agreement dated as of January 1, 2009 by and between Colony Resorts LVH Acquisitions, LLC and HLT Existing Franchise Holding, LLC+++++++

10.29	Second Addendum to Employment Agreement dated as of December 8, 2008 by and between Colony Resorts LVH Acquisitions, LLC and Robert E. Schaffhauser++++++++

10.30	Second Addendum to Employment Agreement dated as of December 8, 2008 by and between Colony Resorts LVH Acquisitions, LLC and Kenneth M. Ciancimino++++++++

10.31	First Amendment to Loan Agreement and Omnibus Loan Modification Agreement between Colony Resorts LVH Acquisitions, LLC. And Goldman Sachs Mortgage Company (incorporated by reference to 8-K filed August 19, 2009)

10.32	Employment Agreement dated as of September 8, 2009 by and between Colony Resorts LVH Acquisitions, LLC and David Monahan (incorporated by reference to 8-K filed September 14, 2009)

14.1	Code of Ethics*******

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

METHOD OF FILING

*	Incorporated by reference to the Registrant’s Form 10, filed March 15, 2004 (File Number 0-50635).
**	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 10, filed April 26, 2004 (File Number 0-50635).
***	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Form 10, filed June 17, 2004 (File Number 0-50635).
+	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed June 28, 2004 (File Number 0-50635).
****	Incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to Form 10 filed August 13, 2004 (File Number 0-50635).
*****	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 23, 2004 (File Number 0-50635).
******	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q/A filed September 9, 2004 (File Number 0-50635).
******	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed November 15, 2004 (File Number 0-50635).
*******	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 31, 2005 (File Number 000-50635)
++	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 14, 2006.

+++	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed May 19, 2006.
++++	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed November 14, 2006
+++++	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 30, 2007 (File Number 000-50635)
+++++++	Incorporate by reference to Registrant’s Current Report on Form 8-K filed January 5, 2009
++++++++	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 26, 2009 (File Number 000-50635)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONY RESORTS LVH ACQUISITIONS, LLC

Date: November 13, 2009	By:	/S/ DAVID MONAHAN
David Monahan
Chief Executive Officer and General Manager

Date: November 13, 2009	By:	/S/ ROBERT SCHAFFHAUSER
Robert Schaffhauser
Executive Vice President of Finance