Form 10-K
period 2009-12-31
COLONY RESORTS LVH ACQUISITIONS LLC
filed 2010-03-31
CIK 1282607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

Or

☐            Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Transition Period From ______ To ______

Commission File Number 000-50635

COLONY RESORTS LVH ACQUISITIONS, LLC

(Exact name of registration as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	41-2120123 (IRS Employer Identification No.)
3000 Paradise Road Las Vegas, Nevada (Address of principal offices)	89109 (Zip Code)

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

The aggregate market value of voting and non-voting stock held by non-affiliates of Colony Resorts LVH Acquisitions, LLC as of March 26, 2010 was $0.  As of March 26th, 2010, there were 1.5 Class A Membership Units outstanding and there were1,500,000 Class B Membership Units outstanding.

 COMMENTS \* UPPER \* MERGEFORMAT

Colony Resorts LVH Acquisitions, LLC

LVH 2009 Form 10-K 3.30.10.doc

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

LVH 2009 Form 10-K 3.30.10.doc

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

The Hotel

The 30-story Las Vegas Hilton has been a Hilton-branded hotel for over thirty-eight years.  The Hotel consists of approximately 2,650 standard rooms and 300 suites with the standard rooms ranging from 300 square feet to 500 square feet and suites beginning at 600 square feet.  Other services offered to the guests include a business center, a spa and health club, 24-hour room service and in-room high-speed data ports.

The Casino

The Casino features an approximately 74,000 square feet gaming area with approximately 1,296 slot machines and approximately 48 table games.  The Casino offers customers the latest slot machine games available and a wide selection of video poker, video reel slot machines and traditional 3, 4 and 5 reel spinning slot machines.  The Casino’s approximately 48 table games include the traditional games of blackjack, craps, poker, roulette, pai gow poker and mini-baccarat.

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

Restaurants

The Hotel features fourteen dining options with seating for approximately 1,700 customers, including the Benihana Village.  The Hotel has six fine dining options with approximately 676 seats and eight casual dining restaurants with approximately 1,026 seats.  All the restaurants are owned or franchised by the Hotel.

Entertainment

Show venues at the Hotel include the 1,600-seat Hilton Theater and the 300-seat Shimmer Cabaret.  The Hilton Theater has great historical relevance and has hosted performances by Elvis Presley, who performed at the Hotel from 1969 to 1976, and featured 19 performance weeks by Barry Manilow in 2009.  In addition, the Hilton Theater hosted 21 different headliners in 2009.

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

LVH 2009 Form 10-K 3.30.10.doc

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

Targeted Customer Base.  The Company targets high margin repeat gaming customers, and uses player tracking systems to award cash rebates or promotional allowances, such as complimentary rooms, food, beverage and entertainment to guests based on their level of profitability to the Company.

Invest in State-of-the-Art Slot Machines.  The Company is committed to offering its customers the latest themed slot machines and gaming technology.  Since acquiring the Hotel in June of 2004, the Company has purchased approximately 921 state-of-the-art slot machines.  The Company will continue to focus on the acquisition of new slot product as it believes it is critical to retaining mid-level slot players who the Company believes are more knowledgeable and sophisticated than players in other gaming segments.

The Las Vegas Market

Las Vegas is the largest gaming market in the United States.  Prior to the downturn in the economy, visitor volume increased at a steady and significant rate for 11 years.  Visitor travel decreased in 2008, the first year of a decline since 1996 and continued to decline in 2009.  Las Vegas hotel occupancy rates have historically been among the highest of many major markets in the United States.  During the fourth quarter of 2008 and throughout 2009, those occupancy rates and the average daily rates charged, decreased as demand fell.   Convention bookings and leisure travel have fallen to less than 2008 levels throughout 2009.  With major Las Vegas Strip openings such as City Center in December 2009 and Cosmopolitan expected to open in 2010, occupancy rates and paying rates will continue to be highly competitive.

LVH 2009 Form 10-K 3.30.10.doc

Las Vegas as a Trade Show, Convention and Meeting Destination

In 2009, according to the LVCVA, Las Vegas hosted approximately 19,400 conventions and meetings.  In 2009, the number of convention attendees was approximately 4.5 million.

Trade shows are held for the purpose of getting sellers and buyers of products or services together in order to conduct business.  Trade shows differ from conventions in that trade shows typically require substantial amounts of space for exhibition purposes and participant circulation.  Conventions generally are gatherings of companies or groups that require space for breakout meetings and general meetings of the overall group.  Las Vegas offers trade shows and conventions a unique infrastructure for handling the world’s largest shows, including the concentration of approximately 149,000  hotel rooms, three convention centers (the Sands Expo Center, Mandalay Bay Convention Center, and the Las Vegas Convention Center) with a total of approximately 9.8 million square feet of convention and exhibition space, convenient air service from major cities throughout the United States and other countries, and significant entertainment attractions.  In addition to the three convention centers described above, the MGM Grand Hotel and Casino has a conference and meeting facility of approximately 300,000 gross square feet, the Mirage has 100,000 gross square feet of meeting space and the newly opened City Center has approximately 322,000 gross square feet of meeting space.

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

Expanding Hotel Market

During 2009, Las Vegas was among the most popular vacation destinations in the United States.  Las Vegas has experienced a period of rapid hotel development with the number of hotel and motel rooms in Las Vegas increasing from approximately 86,000 in 1993 to approximately 149,000 in 2009, according to the LVCVA.  The LVCVA predicts Las Vegas will add approximately 4,000 hotel rooms in 2010.  The Company expects that the concentration of quality casino hotels and resorts will continue visitor interest in Las Vegas as a business event and vacation destination, and continue strong overall demand for hotel rooms, gaming and entertainment.

Growth of Las Vegas Retail Sector and Non-Gaming Revenue Expenditures

In order to draw additional visitors, an increasing number of destination resorts are developing non-gaming entertainment to complement their gaming activities.  According to the LVCVA, gaming revenues in Clark County were approximately $8.8 billion in 2009.  Room revenue as calculated by the LVCVA’s average daily rate multiplied by number of occupied rooms was approximately $3.9 billion in 2009.  The newer, large Las Vegas destination resorts have been designed to capitalize on non-gaming revenues by providing better quality hotel rooms at higher rates and by providing expanded shopping, dining and entertainment opportunities to their patrons in addition to gaming.

McCarran International Airport Expansion

During the past six years, McCarran International Airport has been expanded to accommodate an increased number of airlines and passengers.  The number of passengers traveling through McCarran International Airport has increased from approximately 36.3 million in 2003 to 44.1 million in 2008.  In 2009, airline passengers decreased to 40.5 million.  Long-term expansion plans for McCarran International Airport continue and provide for an additional runway, terminal concourse expansions, a new control tower and other facilities and are expected to be completed by 2010.

LVH 2009 Form 10-K 3.30.10.doc

Customer Segmentation

The Company focuses its marketing efforts primarily on the convention segment, the mid-level casino segment and the leisure and tour and travel segment.

The convention business is a significant market segment for the Hotel, contributing approximately 28% total room nights in 2009.  The Hotel’s prominent location next to the Las Vegas Convention Center allows it to effectively target large convention groups, thereby increasing mid-week demand for available room nights.

The casino customers accounted for approximately 22% of total room nights in 2009.  The Hotel uses a reward program to track casino customers’ play and provides comps or reduced hotel rates based on historical levels of play.

The leisure customers accounted for the remainder or approximately 50% of the Hotel’s total room nights in 2009.  Leisure customers are attracted to the Hotel due to the property’s Strip-like environment and extensive amenities offered at a more affordable and attractive cost relative to Strip properties.  Within the leisure segment, the Hotel caters to the free and independent traveler leisure segment, tour and travel segment and package customers.  The Hotel targets the leisure segment through added value packages, promotional discounts, and tour and travel operators.  The tour and travel segment is primarily used to increase occupancy during off-peak and low seasons.

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

Advertising Strategy

In conjunction with the evolution of the overall image campaign and with a focus on major entertainment engagements, the Hotel plans to develop compelling advertising campaigns utilizing print, outdoor and broadcast.  The Company’s media strategy will include expanded reach and frequency of media buys.  The Company plans to renew its efforts in advertising to the meetings and conventions business by advertising in both travel and meeting planner publications and support our international partnership initiatives by including in-flight advertising with airline partners.  The internet is increasingly being used to promote the Hotel through advertising on major internet sites and search engine optimization to ensure customer traffic is directed to the Hotel’s website.  Social media methods will be expanded as this method of communication becomes more commonplace.

Competition

The Hotel is located less than one mile east of the Strip and competes with other high-quality Las Vegas resorts and other Las Vegas hotel casinos, including those located on the Strip, on the basis of overall atmosphere, range of amenities, price, location, entertainment offered, theme and size.  Currently, there are approximately 30 major gaming properties located on or near the Strip, thirteen additional major gaming properties in the downtown area and additional gaming properties located in other areas of Las Vegas.  Many of the competing properties, such as the Rio, Wynn Resorts, Mandalay Bay, Paris, The Venetian, The Mirage, Treasure Island, Caesar’s Palace, Luxor, New York-New York, Bellagio, Planet Hollywood, the Palms and the MGM Grand have themes and attractions which draw a significant number of visitors and directly compete with the Hotel’s operations.  Some of these facilities are operated by companies that have more than one operating facility and may have greater name recognition and financial and marketing resources than the Hotel and market to the same target demographic group as the Hotel does.  Furthermore, additional hotel casinos, containing a significant number of hotel rooms, are expected to open in Las Vegas within the coming years.  There can be no assurance that the Las Vegas market will grow or that hotel casino resorts will continue to be popular.  A decline or leveling off of the growth or popularity of such facilities could result in reduced casino and hotel revenues.

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

LVH 2009 Form 10-K 3.30.10.doc

Employees

As of December 31, 2009, the Company had approximately 2,600 active employees.

The Company recognizes that the Hotel’s employees are critical to its success and has fostered a productive work culture.  Employees are offered competitive salaries and a benefits package that includes medical and dental coverage.

The Company believes that it has a good working relationship with both its union and non-union work force.  Labor unions represent approximately 70% of the work force at the Hotel with labor agreement terms ranging from one year to five years.  Less than 1% of the labor workforce is covered by a collective bargaining agreement that will expire within one year.  The Company anticipates that these agreements will be renewed.

Zoning

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

LVH 2009 Form 10-K 3.30.10.doc

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

LVH 2009 Form 10-K 3.30.10.doc

Under certain circumstances, an “institutional investor” as defined in the Nevada Act, which acquires more than 10% but not more than 25% of the Company’s voting securities, may apply to the Nevada Gaming Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities only for investment purposes.  An institutional investor shall not be deemed to hold voting securities only for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investment and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company’s corporate charter, bylaws, management, policies or operations of the Company or any of its gaming affiliates, or any other action which the Nevada Gaming Commission finds to be inconsistent with holding the Company’s voting securities only for investment purposes.  Activities that are not deemed to be inconsistent with holding voting securities only for investment purposes include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Gaming Commission may determine to be consistent with such investment intent.  If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners.

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

LVH 2009 Form 10-K 3.30.10.doc

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

LVH 2009 Form 10-K 3.30.10.doc

ITEM 1A(T).—     RISK FACTORS

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

Current and future economic conditions could adversely affect our ability to service or refinance our indebtedness and to make planned operating or capital expenditures.

The Company’s ability to meet debt requirements including interest payments, fund operations and make capital improvements depends on our ability to generate cash flow in the future and/or renegotiate the terms of our debt.  If adverse economic conditions persist, worsen or fail to improve significantly, the Company could experience further decreases in revenues due to reduced consumer spending levels, which would cause us to not generate sufficient cash to fund our liquidity needs or fail to satisfy the terms of our debt.  The Company cannot be assured that our business will generate sufficient cash flow from operations in an amount necessary to enable us to pay our indebtedness or to fund our other liquidity needs.

The Company has incurred recurring net losses, has a working capital deficiency and an accumulated deficit.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company is evaluating a range of financial and strategic alternatives in addressing the Company’s operating results and financial position.  These alternatives include refinancing, restructuring the Company’s financial obligations or the infusion of capital by ownership.  However, the Company cannot provide any assurance that these measures will be sufficient to enable the Company to continue as a going concern.

The Company’s adverse financial condition may also negatively affect its relationship with suppliers and make it more difficult to maintain existing financing or secure new sources of funding in the event the Company is not successful in generating sufficient operating cash flow.

The Company’s business is sensitive to the willingness of its customers to travel.  Acts of terrorism and deteriorating economic conditions worldwide could cause severe disruptions in air travel that reduce the number of visitors to our facilities, resulting in a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company is dependent on the willingness of its customers to travel.  A substantial number of our customers use air travel to come to Las Vegas.  On September 11, 2001, acts of terrorism occurred in New York City, Pennsylvania and Washington, D.C.  As a result of these terrorist acts, domestic and international travel was severely disrupted, which resulted in a decrease in customer visits to Las Vegas, including to the Hotel.  In addition, developments in the conflicts in Iraq and Afghanistan could have a similar effect on domestic and international travel.  Most of the Hotel’s customers travel to reach the Hotel.  Only a small amount of the Company’s business is generated by local residents.  Management cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, outbreak of hostilities or escalation of war would adversely affect the Company’s financial condition, results of operations or cash flows.

LVH 2009 Form 10-K 3.30.10.doc

Continued weakness and further weakening in global economic conditions may adversely affect consumer and corporate spending and tourism trends, resulting in additional deterioration in our business.
Discretionary consumer spending has been adversely affected by the current economic crisis.  Worldwide, consumers are traveling less and spending less when they do travel.  Likewise, corporate spending on conventions and business development is being significantly curtailed as businesses cut their budgets.  Since the Company’s business model relies on significant expenditures on luxury and discretionary items, continuation or deepening of the crisis will adversely affect the Company’s operations.
The current conditions in the world’s financial and credit markets adversely affects prospects of debt refinancing, availability of credit to us and to our customers and the profitability of our business.
There was unprecedented deterioration in financial and credit markets worldwide in 2008 which continued throughout 2009.  There can be no assurance that the decline is over and there can be no assurance that government response to these conditions will successfully address the fundamental weakness, restore consumer confidence or lead to improvement or increase liquidity in the markets.  Customer demand for leisure activities that the Company offers may be depressed or continue to decline.
There has been and will continue to be large additions to the room supply in Las Vegas.
There has been and will continue to be large additions to the supply of hotel rooms in Las Vegas.  Even after the global economy begins to recover, there may be excess supply which affects the Company’s ability to maximize the occupancy of the Hotel.
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

The Company has substantial debt service obligations.  As of December 31, 2009, the Company has a long-term term loan of $230 million secured by substantially all the assets of the Hotel.

This substantial indebtedness could have important consequences to the Company.  For example, it could:

•         create significant demand for, or otherwise restrict, its available free cash flow,

•         increase the Company’s vulnerability to general adverse economic and industry conditions;

LVH 2009 Form 10-K 3.30.10.doc

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

The Company’s current Term Loan contains provisions that may make it difficult or more expensive to extend the term of the Term Loan.  Should the Company choose to extend the Term Loan, the Company would be required, among other things, to meet certain debt yield benchmarks.  If the Company cannot meet those benchmarks, the Company would be required to 1) obtain a waiver from the lender, 2) pay down a portion of the indebtedness, 3) post a letter of credit or 4) refinance the entire indebtedness.  Each of these options would reduce the Company’s liquidity.

The Company’s insurance coverage may not be adequate to cover all possible losses that the Hotel could suffer.  In addition, the Company’s insurance costs may increase and the Company may not be able to obtain the same insurance coverage in the future.

Although the Company has all-risk property insurance covering damage caused by a casualty loss (such as fire and natural disasters), each such policy has certain exclusions.  The Company’s level of insurance coverage for the Hotel may not be adequate to cover all losses in the event of a major casualty.  In addition, certain casualty events, such as labor strikes, nuclear events, acts of war, loss of income due to cancellation of room reservations or conventions due to fear of terrorism, deterioration or corrosion, insect or animal damage and pollution, might not be covered at all under our policies.  Therefore, certain acts could expose the Company to heavy, uninsured losses.

LVH 2009 Form 10-K 3.30.10.doc

In addition, although the Company has insurance coverage for occurrences of terrorist acts and for certain losses that could result from these acts, the Company’s terrorism coverage is subject to the same risks and deficiencies as those described above for the Company’s all-risk property coverage.  The lack of sufficient insurance for these types of acts could expose the Company to heavy losses in the event that any damages occur, directly or indirectly, as a result of terrorist attacks or otherwise, which could have a significant negative impact on the Company’s operations.

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

The Company renews its insurance policies on an annual basis.  The cost of coverage may become so high that the Company may need to further reduce its policy limits or agree to certain exclusions from its coverage.  Among other factors, it is possible that the military conflicts abroad, homeland security concerns, other catastrophic events or any change in government legislation governing insurance coverage for acts of terrorism could materially adversely affect available insurance coverage and result in increased premiums on available coverage (which may cause the Company to elect to reduce its policy limits) and additional exclusions from coverage.  Among other potential future adverse changes, in the future the Company may elect to not, or may not be able to, obtain any coverage for losses due to acts of terrorism.

The Company’s Term Loan and other material agreements require the Company to maintain a certain minimum level of insurance.  Failure to satisfy these requirements could result in an event of default under these debt instruments or material agreements.

The Company depends on the continued services of key managers and employees.  If the Company does not retain its key personnel or attract and retain other highly skilled employees, the Company’s business will suffer.

The Company’s ability to maintain its competitive position is dependent to a large degree on the services of its senior management team, including Mr. Monahan, Mr. Schaffhauser, and Mr. Ciancimino.  While Mr. Monahan, Mr. Schaffhauser and Mr. Ciancimino have each entered into employment agreements, the Company cannot be assured that any of these individuals will remain with the Company.  The Company currently does not have a life insurance policy on any of the members of the senior management team.  The death or loss of the services of any of the Company’s senior managers or the inability to attract and retain additional senior management personnel could have a material adverse effect on the Company’s business.

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

According to the LVCVA, there were approximately 149,000 hotel and motel rooms in Las Vegas as of December 31, 2009.  Various competitors on the Las Vegas Strip have expanded and/or renovated their existing facilities.  For example in December 2008, Wynn Resorts Limited opened Encore, a second hotel casino located adjacent to Wynn Las Vegas, which includes approximately 2,000 rooms, consisting of approximately 150 suites and approximately 1,850 guest rooms and additional casino, retail and convention space.  In January 2008, Las Vegas Sands opened The Palazzo adjacent to The Venetian.  The Palazzo consists of 3,025 suites, a gaming facility of approximately 105,000 square feet and a 450,000 square foot mall that includes dining, entertainment and approximately 80 high-end to mid-end retailers.  MGM MIRAGE opened a multi-billion dollar urban complex known as City Center consisting of a 61-story, 4,004-room gaming resort; two combination non-gaming luxury hotels and condominium towers, dual 37-story towers with 335 condominiums each as well as retail, dining and entertainment venues.  Fontainebleau Resorts was building a 4,000-room hotel and casino on the north end of the Las Vegas Strip.  Construction ceased when Fontainebleau declared bankruptcy in 2009.  Fontainebleau was recently purchased through the bankruptcy proceedings although the new owners have not publicly announced if or when the property will be completed.  If demand for hotel rooms does not keep up with the increase in the number of hotel rooms, competitive pressures may cause reductions in average room rates.

LVH 2009 Form 10-K 3.30.10.doc

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

In addition, certain states have legalized, and others may legalize, casino gaming in specific areas, including metropolitan areas from which the Company traditionally attracts customers, such as New York, Philadelphia, Los Angeles, San Francisco and Boston.  In October 2001, the New York legislature approved a bill for expanded casino gaming on Native American reservations and video lottery terminals at certain race tracks.  In 2003 and 2004, Maine and Pennsylvania, respectively, approved legislation legalizing slot machines or similar electronic gaming devices at certain locations, and in November of 2006 the first slot parlor in Pennsylvania opened near Wilkes-Barre Pennsylvania.   Pennsylvania currently has seven casinos – six classified as “racinos” and, in total, the state houses approximately 16,000 slot machines.  A number of states have permitted or are considering permitting gaming at “racinos,” on Native American reservations and through expansion of state lotteries.  The current global trend toward liberalization of gaming restrictions and resulting proliferation of gaming venues could result in a decrease in the number of visitors to the Hotel by attracting customers close to home and away from Las Vegas, which could adversely affect the Company’s financial condition, results of operations or cash flows.

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

In addition, the Nevada Gaming Authorities may, under certain conditions, revoke the license or finding of suitability of any officer, director, controlling person, stockholder, noteholder or key employee of a licensed or registered entity.  If the Company’s gaming licenses were revoked for any reason, the Nevada Gaming Authorities could require the closing of the Casino, which would have a material adverse effect on the Company’s business.  In addition, compliance costs associated with gaming laws, regulations or licenses are significant.  Any change in the laws, regulations or licenses applicable to the Company’s business or gaming licenses could require the Company to make substantial expenditures or could otherwise have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Nevada State Gaming Control Board investigates or reviews the records of gaming companies for compliance with gaming regulations as part of its regular oversight functions.

LVH 2009 Form 10-K 3.30.10.doc

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

The Company extends credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit.  For the year ended December 31, 2009, the table games drop at the Hotel was approximately 38% from credit-based guest wagering.  The default rate on credit extended to the Hotel’s table gaming customers was less than one percent of the total amount of credit issued since the Hotel was acquired.  However, economic conditions in the United States and elsewhere could cause this default rate to significantly increase.

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

The Company is controlled by entities that may have conflicts of interest with the Company.

                The majority of the Company's voting equity is controlled by investment funds affiliated with Colony Capital, LLC and its subsidiaries.  Colony Capital is a global real estate investment firm and may from time to time acquire and hold interests in businesses that compete directly or indirectly with the Company.  Colony Capital, through its subsidiaries and investment funds currently owns and operates casinos and/or casino-hotels in Atlantic City, New Jersey and Tunica, Mississippi.  In addition, on November 7, 2007, Colony Capital completed a merger transaction with the management and certain shareholders of Station Casinos, Inc.  Station Casinos owns and operates 14 casinos in the Las Vegas metropolitan area.

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

LVH 2009 Form 10-K 3.30.10.doc

Travel patterns may be adversely affected by fear of a widespread pandemic such as may be caused by the H1N1 virus.

The public may become cautious of travel should the H1N1 virus become widespread or if the public fears the H1N1 virus will be widespread.  A further downturn in air travel would adversely affect the Las Vegas hospitality market and our Property in particular.

ITEM 1B(T).—     UNRESOLVED STAFF COMMENTS

None

ITEM 2.—PROPERTIES

The Company owns and operates the Las Vegas Hilton (the “Hotel”), a casino resort located in Las Vegas, Nevada.

The Hotel is located one block east of the Las Vegas Strip (the “Strip”) on approximately fifty-nine acres of land between Paradise Road and Joe W. Brown Drive adjacent to the Las Vegas Convention Center.  It has approximately 2,950 hotel rooms and suites, an approximately 74,000 square feet casino with approximately 48 table games and 1,296 slot machines, a race and sports book, 14 restaurants, approximately 4,800 parking spaces, approximately 200,000 square feet of meeting/convention space, a 1,600-seat showroom, a 300 seat cabaret theater, retail outlets, a wedding chapel, an outdoor pool and a spa and health club.

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

LVH 2009 Form 10-K 3.30.10.doc

PART II

ITEM 5.— MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

No established public trading market exists for the Company’s common equity.  There are no current plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in the Company’s equity.

Holders

As of December 31, 2009, the Company had four holders of record of its Class A Membership Units and three holders of record of its Class B Membership Units.

Securities Issued Under Equity Compensation Plans

The following table provides information as of December 31, 2009, regarding the number of Membership Units that may be issued under the Company’s 2004 Incentive Plan.

Distributions

The Company has never paid any distributions on its Membership Units.  Certain provisions of the Term Loan, as well as the gaming approvals required by the Nevada Gaming Authorities, contain restrictions on the payment of dividends or other distributions by the Company.

	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation Plans	Class A Units	Class B Units	Class A Units	Class B Units

Plans approved by security holders	0.167	166,667	$ 100	$ 100	-

Plans not approved by security holders	-	-			-

Total	0.167	166,667	$ 100	$ 100	-

Purchases of Equity Securities by the Company

During the year ended December 31, 2009, the Company did not repurchase any units of its common equity, either as part of a publicly announced plan or program or otherwise.  No publicly announced plans or programs are currently in place under which the Company may purchase shares of its common equity.

LVH 2009 Form 10-K 3.30.10.doc

ITEM 6.—SELECTED FINANCIAL DATA

The historical selected financial data of the Company set forth below should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.  The statement of operations data for the years ended December 31, 2009, 2008 and 2007, and the balance sheet data at December 31, 2009 and 2008 of the Company are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Results of Operations:
Net revenues	$199,548	$280,403	$296,725
Operating expenses (excluding depreciation and amortization)	197,035	245,431	257,611
Depreciation and amortization	20,680	20,426	17,572
Total operating (loss) income	(18,167)	14,546	21,542
Interest expense, net	(10,750)	(14,983)	(19,534)
Net (Loss) Income	(28,917)	(437)	2,008
Balance Sheet:
Total assets	367,004	406,552	411,808
Long term debt	230,000	250,000	244,279
Total liabilities	270,422	285,553	290,372
Members’ equity	34,782	60,999	61,436

LVH 2009 Form 10-K 3.30.10.doc

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

Summary Financial Results

The Hotel offers hotel, gaming, dining, entertainment, retail and spa amenities at one location in Las Vegas and under one operating segment.  Approximately 35% of the Hotel’s gross revenue is derived from gaming and 33% is derived from room revenue.  Room revenue is significant because of the Hotel’s location next to the Las Vegas Convention Center and its related emphasis on group, convention and trade show business.

The following table summarizes the Hotel’s results of operations (in thousands):

		2009		2008		2007
Net revenues	$$	199,548	$$	280,403	$$	296,725
Operating income		$(18,167)		$14,546		$21,542
Net (Loss) Income		$(28,917)		$(437)		$2,008

LVH 2009 Form 10-K 3.30.10.doc

Comparison of the Year Ended December 31, 2009 with the Year Ended December 31, 2008

Revenue Information

The breakdown of the Property’s net revenue is as follows (dollars in thousands):

	Year Ended December 31,
	2009	2008	Percent Change

Casino	$79,304	$95,978	(17.4)%
Rooms	73,189	115,608	(36.7)%
Food and beverage	59,824	75,525	(20.8)%
Other	12,132	22,482	(46.0)%
	224,449	309,593	(27.5)%
Less – Promotional Allowances	(24,901)	(29,190)	(14.7)%
Net revenue	$199,548	$280,403	(28.8)%

Net revenue for the year ended December 31, 2009 was $199.5 million, representing a decrease of $80.9 million or 28.8% when compared to $280.4 million of net revenues during 2008.  The decrease in net revenue was due to:  (1) a decrease in casino revenue of $16.7 million due to decreased table games and slot revenue partially offset by increased race and sportsbook revenue, (2) a decrease in room revenue of $42.4 million primarily as a result of a decrease in the average daily hotel room rate, and (3) a decrease in food and beverage revenue of $15.7 million primarily as a result of a decline in banquets and catering and other segments related to the conventioneer and (4) a decrease in other revenue of $10.4 million primarily as a result of decreased entertainment revenue.

In 2009, table games revenue decreased approximately 27.4% and slot revenue decreased approximately 19.5%.  The shortfall in table games and slot revenue was somewhat offset by a 20.2% increase in the Race and Sportsbook win.  Table games and slot volume decreased primarily due to lower spending by gaming visitors and fierce competition in the Las Vegas market. The economic downturn limited the number of visitors.  Multi-location competitors offered gaming guests higher credit limits, longer payment terms, increased player incentives and enriched casino marketing programs.  Similar programs were considered by the Hotel but not implemented because they did not meet our profitability benchmarks. The shortfall in table games and slot revenue was somewhat offset by a 20.2% increase in the Race and Sportsbook win.  The increase in Race and Sportsbook win was primarily due to an increase in the related hold percentage much of which was driven primarily by favorable Super Bowl results.

The Company’s casino operating margin was basically unchanged between 2009 and 2008.  For the year ended December 31, 2009 the casino operating margin was 19.9%; for the year ended December 31, 2008 the casino operating margin was 19.7%.  With total casino revenues declining 17.4% between the two years, the Company was able to proportionately reduce casino-related expenses.  The Company anticipates that visitor volume and competition will continue to be a challenge in 2010. The Company will focus on new hotel marketing initiatives, increasing operating efficiencies, maintaining high convention-related hotel occupancy and taking advantage of the Hilton affiliation to maintain visitor volume.

The Hotel maintained an average daily room rate of $86 in 2009 compared to $125 in 2008.  Room revenues during 2009 were $73.2 million, representing a decrease of $42.4 million or 36.7% when compared to $115.6 million during 2008.  The decrease in room revenue was primarily the result of the decrease in the average daily room rate.  Occupancy, especially in the convention segment, was also a contributor to the hotel revenue shortfall.  Operating margins fell from 71.0% in 2008 compared to 61.3% in 2009 due to the significant decrease in hotel room rates.

Food and beverage revenues were $59.8 million during 2009 compared to $75.5 million for 2008.  Food and beverage revenue declined due to lower occupancy especially in those outlets that cater to the conventioneer.

LVH 2009 Form 10-K 3.30.10.doc

The Hotel’s food and beverage operating margin for the year ended December 31, 2009 was 31.8% compared to 29.3% for the year ended December 31, 2008.  This increase in margin was achieved by lower labor and benefit costs.

Other revenues include retail sales, entertainment sales and miscellaneous income at the Hotel.  Other revenue decreased $10.4 million or 46.0% in 2009 from $22.5 million in 2008.  The decrease is attributable to a decrease in entertainment ticket sales due to fewer performances by headliners and by utilizing more four-wall acts.  Four-wall acts contract for the use of the Hilton Theater and generally retain the revenue from the ticket sales.

Operating Cost and Expense Information

Fluctuations in the Hotel’s operating costs and expenses are generally based upon the change in volume of guests staying in the Hotel and utilizing the Hotel’s amenities, including the hotel, casino, food and beverage, entertainment, spa and retail outlets.

The breakdown of operating costs and expenses is as follows (dollars in thousands):

	Year Ended December 31,
	2009	2008	Percent Change

Casino	$63,577	$77,092	(17.6)%
Rooms	28,415	33,568	(15.4)%
Food and beverage	40,753	53,411	(23.7)%
Other	9,347	15,534	(39.8)%
General and administrative	54,963	65,826	(16.5)%
Depreciation and amortization	20,680	20,426	1.2%
Total	$217,715	$265,857	(18.1)%

Operating costs and expenses decreased $48.1 million, or 18.1%, to $217.7 million for the year ended December 31, 2009 compared to $265.9 million for the year ended December 31, 2008.  The decrease was primarily attributable to decreased wage and benefit expenses caused by lower business volumes at the Hotel.

Casino

The decrease in casino expense is primarily related to a decrease in the volume of gaming activity.  Spending levels for wages and benefits and promotional spending was decreased in relation to lower gaming revenue volume.

Rooms

Operating expense for the Hotel’s room department decreased $5.2 million or 15.4% year-over-year.  The decrease was primarily due to decreased variable cost such as labor and benefits, laundry expenses and commissions paid for group room blocks.

Food and Beverage

Operating expense for the Hotel’s food and beverage decreased $12.7 million, or 23.7% year-over-year.  The decrease was primarily due to volume-related costs such as variable labor and cost of sales.

Other

Other operating expenses decreased approximately $6.2 million, or 39.8%, year-over-year.  The decrease is primarily attributable to decreases in entertainment expenses.  Lower artist fees, which are included in other expenses, were incurred because the Hotel entered into more contracts in which the artist fees were absorbed by the producers of such events and because the resident entertainers appeared less frequently than in 2008.

LVH 2009 Form 10-K 3.30.10.doc

General and Administrative

General and administrative expenses decreased $10.9 million or 16.5% year-over-year. The decrease was attributed to a decrease in discretionary wages, lower advertising costs and lower fees paid to an affiliate for shared management services.

Depreciation and Amortization

Depreciation expense is approximately the same in 2009 compared to 2008.  Limited additional property renovations were completed in 2009.

Interest (Income) Expense

The following table summarizes information related to the Company’s interest expense on long-term debt and interest income during the year ended December 31, 2009 (in thousands, except percentages):

Interest expense	$10,865
Interest income	(115)
Interest expense, net	$10,750

Cash paid for interest	$9,295
Average total debt balance	$241,250
Weighted average interest rate	4.2%

Interest expense includes $605,000 of amortization related to deferred financing costs and $37,500 reflecting the change in the value of the interest rate cap.  No interest was capitalized during 2009.

Net Income (Loss)

The Hotel recorded a net loss of $28.9 million for the year ended December 31, 2009, compared with a net loss of $437,000 for the year ended December 31, 2008.

The decrease in the net income is attributed to the decrease in operating income offset by the decrease in interest expense.  A reconciliation follows (in thousands):

2008 Net Loss	$(437)
Decrease in 2009 Operating Revenue	(80,855)
Decrease in 2009 Operating Expense	48,142
Decrease in Interest Expense, net	4,233
2009 Net Loss	$(28,917)

LVH 2009 Form 10-K 3.30.10.doc

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

The Company’s casino operating margin decreased to 19.7% for the year ended December 31, 2008 compared to 25.9% for the year ended December 31, 2007. The decrease in casino margin was primarily attributable to the decrease in table games revenue and an increase in casino marketing expenses. The Company anticipated that visitor volume and competition would continue to be a challenge in 2009. The Company focused on increasing operating efficiencies, maintaining high conventioneer hotel occupancy and taking advantage of the Hilton affiliation to maintain visitor volume.

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

Other revenues include retail sales, entertainment sales and miscellaneous income at the Hotel.  Other revenue decreased $5.2 million or 18.7% in 2008 from $27.6 million in 2007.  The decrease was attributable to a decrease in entertainment ticket sales due to fewer performances by headliners.

LVH 2009 Form 10-K 3.30.10.doc

Operating Cost and Expense Information

Fluctuations in the Hotel’s operating costs and expenses are generally based upon the change in volume of guests staying in the Hotel and utilizing the Hotel’s amenities, including the hotel, casino, food and beverage, entertainment, spa and retail outlets.

The breakdown of operating costs and expenses is as follows (dollars in thousands):

	Year Ended December 31,
	2008	2007	Percent Change

Casino	$77,092	$82,771	(6.9)%
Rooms	33,568	32,712	2.6%
Food and beverage	53,411	54,224	(1.5)%
Other	15,534	17,284	(10.1)%
General and administrative	65,826	70,620	(6.8)%
Depreciation and amortization	20,426	17,572	16.2%
Total	$265,857	$275,183	(3.4)%

Operating costs and expenses decreased $9.3 million, or 3.4%, to $265.9 million for the year ended December 31, 2008 compared to $275.2 million for the year ended December 31, 2007.  The decrease was primarily attributable to decreased wage and benefit expenses caused by lower business volumes at the Hotel.

Casino

The decrease in casino expense was primarily related to a decrease in the volume of gaming activity.  Spending levels for wages and benefits and promotional spending was decreased in relation to lower gaming revenue volume.

Rooms

Operating expense for the Hotel’s room department increased slightly year-over-year.  The increase was primarily due to increased laundry expenses and sales commissions paid for group room blocks.

Food and Beverage

Operating expense for the Hotel’s food and beverage was slightly lower year-over-year.  Cost of sales was lower due to the shift of sales from fine-dining to casual outlets.

Other

Other operating expenses decreased approximately $1.7 million, or 10.1%, for the year ended December 31, 2008.  The decrease was primarily attributable to decreases in entertainment expenses.  Lower artist fees, which are included in other expenses, were incurred because the Hotel entered into more contracts in which the artist fees were absorbed by the producers of such events.

General and Administrative

General and administrative expenses decreased $4.8 million or 6.8% to $65.8 million for the year ended December 31, 2008. The decrease was attributed to a decrease in discretionary wages, lower fees paid to an affiliate for common management expenses and a decrease in electricity due to “green” initiatives.

LVH 2009 Form 10-K 3.30.10.doc

Depreciation and Amortization

The increase in depreciation expense in 2008 versus 2007 was primarily a result of the continued capitalized expenses related to the ongoing renovation of the property.  Renovations which were completed in 2007 were depreciated for a full year in 2008.

Interest (Income) Expense

The following table summarizes information related to the Company’s interest expense on long-term debt and interest income during the year ended December 31, 2008 (in thousands, except percentages):

Interest expense	$15,612
Interest income	(629)
Interest expense, net	$14,983

Cash paid for interest	$14,602
Average total debt balance	$250,000
Weighted average interest rate	6.3%

Interest expense includes $1.0 million of amortization related to deferred financing costs and $13,000 reflecting the change in the value of the interest rate cap.  No interest was capitalized during 2008.

Net Income (Loss)

The Hotel recorded a net loss of $437,000 for the year ended December 31, 2008, compared with a net income of $2.0 million for the year ended December 31, 2007.

The $2.4 million decrease in the net income was attributed to the decrease in operating income offset by the decrease in interest expense.  A reconciliation follows (in thousands):

2007 Net Income	$2,008
Decrease in 2008 Operating Revenue	(16,322)
Decrease in 2008 Operating Expense	9,326
Decrease in interest expense, net	4,551
2008 Net Loss	$(437)

Liquidity and Capital Resources

Cash flows of the Company for the year ended December 31, 2009 compared to the year ended December 31, 2008 consisted of the following:

Cash Flows – Operating Activities

Cash flow provided by operations was $1.3 million in 2009 compared to $17.8 million provided by operations in 2008.  The decrease in cash flow provided by operations was primarily due to the increase in net loss between the two periods.

Cash Flows – Investing Activities

During the year ended December 31, 2009, the Company paid out $5.7 million for numerous maintenance capital projects.  The Company expects to spend nominal amounts on capital projects in 2010.  Any 2010 capital expenditure projects will be financed from existing cash balances and 2010 operating cash flow.

LVH 2009 Form 10-K 3.30.10.doc

Cash Flows – Financing Activities

On August 14, 2009, the Company and Goldman Sachs Mortgage Company (the “lender”) executed the First Amendment to Loan Agreement and Omnibus Loan Modification Agreement, pursuant to which the term loan was extended for an additional two years and required the Company to pay $20 million to reduce the principal balance.  The loan which originated May 11, 2006 had three one-year extensions.  The loan now has a due date of June 1, 2011.

Interest on the term loan extension accrues at a rate of one month LIBOR plus 2.9% and is increased to LIBOR plus 3.5% July 2009 through May 2010. The term loan provides for no amortization during the remainder of the term. The term loan is collateralized by a first priority deed of trust on the Hotel.

Pursuant to the terms of the term loan extension, the Company purchased an interest rate cap with LIBOR strike rate of 5.75% for the first two years of the term loan and an interest rate cap with LIBOR strike rate of 6.25% for any extension periods.

During the year ended December 31, the Company received $4.5 million from member’s contributions.

Other Factors Affecting Liquidity

Covenants under the term loan restrict the Company’s future borrowing capacity. However, subject to certain conditions, the term loan does permit the Company to incur additional debt to fund working capital. If circumstances warrant, the Company may seek to obtain a working capital line of credit.

The Company's independent registered public accounting firm included an explanatory paragraph that expresses substantial doubt as to the Company's ability to continue as a going concern in their audit reports contained in this Annual Report on Form 10-K for the year ended December 31, 2009 and in our Annual Report on Form 10-K for the year ended December 31, 2008.  The Company cannot provide any assurance that it will in fact operate its business profitably, maintain existing financings, or obtain sufficient financing in the future to sustain its business in the event the Company is not successful in its efforts to generate sufficient revenue and operating cash flow.

The Company’s ability to continue as a going concern will be determined by its ability to obtain additional funding or restructure or negotiate waivers on our existing indebtedness and to generate sufficient revenue to cover our operating expenses.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

The Company is evaluating a range of financial and strategic alternatives in addressing trends in the Company’s operating results and financial position.  These alternatives include refinancing, restructuring the Company’s financial obligations or the infusion of capital by ownership.

LVH 2009 Form 10-K 3.30.10.doc

Contractual Obligation and Other Commitments

The following table summarizes the Company’s contractual obligations and commitments (amount in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In Thousands)
Long-Term Debt Obligation
Term Loan (a)	$-	$230,000	$-	$-	$230,000
Variable interest payments (b)	12,171	5,271	-	-	17,442
Contractual Obligations
Employment agreements (c)	2,097	1,942	-	-	4,039
Licensing agreement (d)	-	-	-	-	-
Operating leases(e)	396	360	-	-	756
Consulting agreement (f)	250	125	-	-	375

	$14,914	$237,698	$-	$-	$252,612

________________

(a)

The Term Loan, with an initial funding of $209,200,000 originated May 11, 2006.  The Company has drawn an additional $40.8 million under the Term Loan and had an outstanding balance of $250,000,000.  The Company has extended the loan providing for a new maturity date of June 1, 2011.  The Company made a principal payment of $15.0 million, paid fees totaling $1.25 million, purchased an interest rate cap and paid out-of-pocket expenses of the lender.  On October 30, 2009, the Company made an additional principal payment of $5.0 million and paid fees of $25,000.  Interest on the extension accrues at LIBOR plus 3.5% through May 2010 and LIBOR plus 4.0% from June 2010 through May 2011.  The LIBOR rate has a floor of 1.5%.  The loan is collateralized by a first priority deed of trust on the property.

(b)	Based on the LIBOR floor of 1.5% plus 3.5% for year one and LIBOR floor of 1.5% plus 4.0% for year two.
(c)	The Company is party to employment agreements with 14 of its senior executives, with terms of one to three years.
(d)

The Company signed a new agreement with Hilton commencing January 1, 2009.  The agreement expires December 31, 2015 and allows the Hotel to use the Hilton name, advertise on the Hilton Hotels website, and utilize the Hilton reservation system and other Hilton amenities.  In exchange, the Hotel is required to make certain capital improvements and will pay varying percentage fees of Food and Beverage Revenue (as defined in the agreement) and Hotel Revenue (as defined in the agreement) and also is obligated to participate in the “HHonors Program TM” reward program.  For the year ended December 31, 2009 the Company will expense 1% of defined Food and Beverage revenue and 4.25% of defined Hotel Revenue in accordance with this agreement. For the year ended December 31, 2009, $4.1 million was expensed in accordance with this agreement.

(e)	The Company is party to operating leases for office and telephone equipment with original terms of three to five years.
(f)	The Company has entered into a consulting agreement for hotel yield management and hotel and administrative cost control.

 Off-Balance Sheet Arrangements

The Company is not currently subject to any off-balance sheet arrangements which it believes will have a material adverse impact on its financial condition.

Debt Instruments

The following table provides information about the Company’s long-term debt at December 31, 2009 (amounts in thousands):

	Maturity date	Face Amount	Carrying value	Estimated fair value
Term Loan	June, 2011	$ 230,000	$ 230,000	$ 195,500

The Term Loan originated May 11, 2006 and had an initial principal amount of $209 million with interest accruing at a rate of one month LIBOR plus 2.9%.  The Company extended the loan effective August 2009.  As part of the extension agreement, the Company was required to make principal payments totaling $20 million, pay fees totaling $1.5 million, purchase an interest rate cap and pay out-of-pocket expenses to the Lender.   Interest on the extension accrues at LIBOR plus 3.5% through May 2010 and LIBOR plus 4.0% from June 2010 through May 2011.  The LIBOR rate has a floor of 1.5%.  See Item 8 – Financial Statements and Supplementary Data — Notes to Financial Statements — Note 8 — Long-Term Debt.”

LVH 2009 Form 10-K 3.30.10.doc

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

Derivative Instruments and Hedging Activities

The Company seeks to manage its market risk, including interest rate risk associated with variable rate borrowings, through balancing fixed-rate and variable-rate borrowings with the use of derivative financial instruments. The Company accounts for derivative financial instruments in accordance with Accounting Standards Codification Topic 815. The fair value of derivative financial instruments are recognized as assets or liabilities at each balance sheet date, with changes in fair value affecting net income (loss) or comprehensive income (loss) as applicable. The Company’s current interest rate swaps do not qualify for hedge accounting.  Accordingly, changes in the fair value of the interest rate swaps are presented as an increase (decrease) in fair value of swaps in the accompanying Statements of Operations.

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

LVH 2009 Form 10-K 3.30.10.doc

The allowance for doubtful accounts as a percentage of receivables as of December 31, 2009 decreased when compared to December 31, 2008 primarily as a result of the decrease in the account receivable balance.  Receivables have decreased due to tightened credit criteria.  The Company maintains strict controls over the issuance of markers and aggressively pursues collection from those customers who fail to pay after issuance of the marker.

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

Recent Accounting Pronouncements

In the third quarter of 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  The ASC is the single official source of authoritative, nongovernmental GAAP, other than guidance issued by the SEC.  The adoption of the ASC did not have a material impact on the financial Statements included herein.

In March 2008, the FASB issued SFAS No. 161, (Topic 815),“Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”.  This amendment is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement was adopted January 1, 2009 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

On April 9, 2009, the Financial Accounting Standards Board issued Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, (Topic 825) “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and APB 28-1).  Topic 825 requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  Provisions under the related sections of Topic 825 were effective for interim periods ended after June 15, 2009 and the Company adopted them in second quarter 2009.   This guidance did not have a significant impact on the Company’s financial position, results of operations, cash flows, or disclosures.

On April 9, 2009, the FASB issued Staff Position SFAS 157-4, (Topic 820)“ Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”.  Under Topic 820 additional guidance is given in estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability.  Topic ASC 820 also provides additional guidance on circumstances that may indicate a transaction is not orderly.  This section of the topic was effective for interim periods ended after June 15, 2009, and the Company adopted its provisions during second quarter 2009.  This guidance did not have a significant impact on the Company’s financial position, results of operations, cash flows, or disclosures.

LVH 2009 Form 10-K 3.30.10.doc

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

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (SFAS 165) (Topic 855).  Topic 855 modifies the definition of what qualifies as a subsequent event – those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued – and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date.  The Company adopted these provisions during the second quarter 2009, in accordance with the effective date. This guidance did not have a significant impact on the Company’s financial position, results of operations, cash flows, or disclosures.

In June 2009, the FASB issued statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167) (Topic 810). Among other items, the related sections of Topic 810 respond to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities.  The related sections of Topic 810 are effective for calendar year companies beginning on January 1, 2010.  The Company has not yet determined the impact these provisions will have on its financial position, results of operations, cash flows, or disclosures.

LVH 2009 Form 10-K 3.30.10.doc

ITEM 7A(T).—     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  The Company’s primary exposure to market risk is interest rate risk associated with its variable rate long-term debt.   If LIBOR were to increase 100 basis points and there were no additional borrowings, interest expense would have increased approximately $2.3 million for the year ending December 31, 2010.  The Company attempts to manage its interest rate risk by entering into interest rate cap agreements.  The Company does not hold or issue financial instruments for trading purposes and does not enter into derivative transactions that would be considered speculative positions.  The derivative financial instruments consist exclusively of interest rate cap agreements.  Differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense.

To manage counterparty credit risk in interest rate cap agreements, the Company only enters into agreements with highly rated institutions that can be expected to perform under terms of such agreements.

LVH 2009 Form 10-K 3.30.10.doc

ITEM 8.—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

The following financial statements of the Company are presented herein on the page indicated:

AUDITED FINANCIAL STATEMENTS:

LVH 2009 Form 10-K 3.30.10.doc

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of Colony Resorts LVH Acquisitions, LLC:

We have audited the accompanying balance sheets of Colony Resorts LVH Acquisitions, LLC (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, members' equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colony Resorts LVH Acquisitions, LLC at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring net losses, has a working capital deficiency, and an accumulated deficit.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The 2009 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/Ernst & Young

Las Vegas, Nevada

March 31, 2010

LVH 2009 Form 10-K 3.30.10.doc

COLONY RESORTS LVH ACQUISITIONS, LLC
BALANCE SHEETS

AS OF DECEMBER 31, 2009 AND 2008

(In thousands, except membership unit data)

	2009	2008
ASSETS
CURRENT ASSETS:
Cash and equivalents	$13,901	$32,444
Restricted cash	2,407	8,107
Accounts receivable, net of allowance for doubtful accounts of $6,248 at December 31, 2009 and $7,153 at December 31, 2008	9,013	11,942
Inventories	2,541	3,047
Prepaid expenses and other current assets	4,559	5,238
Total current assets	32,421	60,778
PROPERTY AND EQUIPMENT, NET	327,315	342,267
RESTRICTED CASH	5,290	2,549
OTHER ASSETS, NET	1,978	958
Total assets	$367,004	$406,552

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,547	$7,589
Accrued expenses	28,722	27,136
Due to affiliates	2,085	767
Total current liabilities	40,354	35,492
TERM LOAN	230,000	250,000
LONG TERM DEPOSITS	68	61
Total liabilities	270,422	285,553
COMMITMENTS AND CONTINGENCIES (Note 14)
REDEEMABLE MEMBERS’ EQUITY	61,800	60,000
MEMBERS’ EQUITY:
Class A Membership Units issued and outstanding: 1.50 units at $100 per unit	-	-
Class B Membership Units issued and outstanding: 900,000 units at $100 per unit	92,700	90,000
Accumulated deficit	(57,918)	(29,001)
Total members’ equity	34,782	60,999
Total liabilities and members’ equity	$367,004	$406,552

The accompanying notes are an integral part of these financial statements.

LVH 2009 Form 10-K 3.30.10.doc

COLONY RESORTS LVH ACQUISITIONS, LLC
STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, 2007
(In thousands, except membership unit data)

	2009	2008	2007
Revenues:
Casino	$79,304	$95,978	$111,770
Rooms	73,189	115,608	112,482
Food and beverage	59,824	75,525	75,603
Other revenue	12,132	22,482	27,641
Total revenues	224,449	309,593	327,496
Less: promotional allowances	(24,901)	(29,190)	(30,771)
Net revenues	199,548	280,403	296,725
Operating Costs and Expenses:
Casino	63,557	77,092	82,771
Rooms	28,415	33,568	32,712
Food and beverage	40,753	53,411	54,224
Other expense	9,347	15,534	17,284
General and administrative	54,963	65,826	70,620
Depreciation and amortization	20,680	20,426	17,572
Total Operating Expenses	217,715	265,857	275,183
Operating (loss) income	(18,167)	14,546	21,542
Other income (expense):
Interest expense	(10,865)	(15,612)	(20,397)
Interest income	115	629	863
	(10,750)	(14,983)	(19,534)
Net (Loss) Income	$(28,917)	$(437)	$2,008

Net (loss) income allocation:
Allocable to Class A	$-	$-	$-
Allocable to Class B	(28,917)	(437)	2,008
Basic weighted average Class A membership units
outstanding	1.50	1.50	1.50
Basic weighted average Class B membership units
outstanding	1,500,000.00	1,500,000.00	1,500,000.00
Diluted weighted average membership units
outstanding	1,500,001.50	1,500,001.50	1,666,668.67
Net (loss) income per Class A membership unit- basic	(19.28)	(0.29)	1.34
Net (loss) income per Class B membership unit- basic	(19.28)	(0.29)	1.34
Per membership unit-diluted	(19.28)	(0.29)	1.20

The accompanying notes are an integral part of these financial statements.

LVH 2009 Form 10-K 3.30.10.doc

COLONY RESORTS LVH ACQUISITIONS, LLC
STATEMENTS OF MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, 2007
(In thousands)

	Capital Contribution
	Class A Membership Units		Class B Membership Units
	Units	Value	Units	Value	Accumulated Deficit	Total
Balance, January 1, 2007	-	$-	900	$90,000	$(31,913)	$58,087
Stock-based employee compensation	-	-	-	-	1,341	1,341
Net income	-	-	-	-	2,008	2,008
Balance, December 31, 2007	-	$-	900	$90,000	$(28,564)	$61,436
Net loss	-	-	-	-	(437)	(437)
Balance, December 31, 2008	-	$-	900	$90,000	$(29,001)	$60,999
Member Equity Contribution	-	-	-	2,700	-	2,700
Net loss	-	-	-	-	(28,917)	(28,917)
Balance, December 31, 2009	-	$-	900	$92,700	$(57,918)	$34,782

The accompanying notes are an integral part of these financial statements.

LVH 2009 Form 10-K 3.30.10.doc

COLONY RESORTS LVH ACQUISITIONS, LLC
STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, 2007
(In thousands)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(28,917)	$(437)	$2,008
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	20,680	20,426	17,572
Valuation change in interest rate cap agreement	-	13	111
Amortization of deferred financing costs	605	997	1,616
Provision for doubtful accounts	(562)	1,812	2,027
Stock-based employee compensation	-	-	1,341
Changes in assets and liabilities:
Accounts receivable	3,491	4,414	(1,368)
Inventories	506	42	(168)
Prepaid expenses and other current assets	394	289	(747)
Other assets	190	814	(259)
Accounts payable	1,959	(4,121)	(141)
Accrued expenses	1,586	(5,904)	(2,710)
Due to affiliates	1,318	(544)	(1,803)
Long term deposits	7	30	-
Net cash provided by operating activities	1,257	17,831	17,479
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(5,727)	(10,365)	(35,296)
Change in restricted cash	2,959	(3,716)	(663)
Net cash (used in)/provided by investing activities	(2,768)	(14,081)	(35,959)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan	-	5,720	19,183
Principal payments	(20,000)	-	-
Debt issuance costs	(1,532)	(671)	(1)
Proceeds from member equity contribution	4,500	-	-
Net cash (used in)/provided by financing activities	(17,032)	5,049	19,182

(Decrease) increase in cash and equivalents	(18,543)	8,799	702
Cash and equivalents at beginning of year	32,444	23,645	22,943
CASH AND EQUIVALENTS AT END OF YEAR	$13,901	$32,444	$23,645

Supplemental Cash Flow Disclosure
Cash paid for interest, net of capitalized interest	$9,295	$14,602	$17,806

The accompanying notes are an integral part of these financial statements.

LVH 2009 Form 10-K 3.30.10.doc

COLONY RESORTS LVH ACQUISITIONS, LLC
NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, 2007

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

The Company’s members consist of Colony Resorts LVH Holdings, LLC (“Holdings”), which is a wholly owned subsidiary of Colony VI, a discrete investment fund managed by an affiliate of Colony Capital, Colony Resorts LVH Co-Investment Partners, L.P. (“Co-Investment Partners”), Colony Resorts LVH Coinvestment Voteco, LLC (“Co-Investment Voteco”) and Colony Resorts LVH Voteco, LLC (“Voteco”), each of which purchased Class A or Class B Membership Units on June 18, 2004 in connection with the equity financing described in Note 10.  On July 19, 2006, WH/LVH Managers Voteco, LLC (“Whitehall Voteco”) joined the Company as a member upon its acquisition of certain Class A Membership Units from Co-Investment Voteco.  On November 21, 2006, Nicholas L. Ribis (“Mr. Ribis”) joined the Company as a member upon the transfer of certain Class A and Class B Membership Units from Voteco and Holdings, respectively.

Note 2 – GOING CONCERN

The accompanying financial statements are prepared assuming that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company’s ability to meet debt requirements including interest payments, fund operations and make capital improvements depends on its ability to generate cash flow in the future and/or negotiate the terms of its debt. If adverse economic conditions persist, worsen or fail to improve significantly, the Company could experience further decreases in revenues due to reduced consumer spending levels, which would cause the Company to not generate sufficient cash to fund its liquidity needs or fail to satisfy the terms of its debt. The Company cannot be assured that its business will generate sufficient cash flow from operations in an amount necessary to enable it to pay its indebtedness or to fund its other liquidity needs.

As shown in the financial statements, the Company generated net losses of $28.9 million and $437,000 for the years ended December 31, 2009 and 2008, respectively. At December 31, 2009, the Company had cash and cash equivalents of $13.9 million and an accumulated deficit of $57.9 million.  Additionally, the Company had a working capital deficiency of $7.9 million at December 31, 2009.

The Company is evaluating a range of financial and strategic alternatives in addressing trends in the Company’s operating results and financial position. These alternatives include refinancing, restructuring the Company’s financial obligations or the infusion of capital by ownership.

The conditions and events described above raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount of classification of liabilities that may result should the Company be unable to continue as a going concern.

Note 3– THE ACQUISITION

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

LVH 2009 Form 10-K 3.30.10.doc

Note 4– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Restricted Cash

The Company has on deposit $7.7 million and $10.7 million in various escrow accounts as of December 31, 2009 and 2008 respectively.  The accounts segregate funds to be used solely for renovation projects, property taxes and insurance, and certificates of deposit securing letters of credit in connection with self insurance policies issued by its insurance carriers and its credit card processor.

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

LVH 2009 Form 10-K 3.30.10.doc

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

Management evaluates property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets exceeds their fair value in accordance with Financial Accounting Standards Board’s (“FASB’s”) Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” which is Accounting Standard Codification (ASC) Topic 360.  Impairment losses are recognized when estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition are less than their carrying amounts.

Capitalized Interest

The interest cost associated with major construction projects is capitalized and included in the cost of the project.  When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of the Company’s outstanding borrowings.  Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period.  During the years ended December 31, 2009, 2008, and 2007 the Company incurred $10.9 million, $15.6 million, and $20.4 million in net interest expense, respectively, and capitalized approximately $0, $0, and $764,000 respectively.

Deferred Financing Costs

On May 11, 2006, the Company entered into a Term Loan with Goldman Sachs Commercial Mortgage Capital, L.P. which replaced the original financing of the Hotel.  The unamortized loan costs associated with the acquisition of the Hotel were written off and the loan costs associated with the Term Loan were capitalized for amortization over the life of the loan.  Financing costs associated with the extension of the loan in 2009 totaled $1.6 million.  Amortization expense for the years ended December 31, 2009, 2008 and 2007 was $0.6 million, $1.0 million, and $1.6 million respectively.

Casino Revenue and Promotional Allowances

Casino revenue is the aggregate of gaming wins and losses.  Revenues are recognized net of certain sales incentives in accordance with the Emerging Issues Task Force (“EITF”) consensus in Issue 01-9 (ASC Topic 605) “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” The consensus in Topic 605 recognizes that sales incentives be recorded as a reduction of revenue and that points covered in point loyalty programs such as the Company’s slot club loyalty program must be recorded as a reduction of revenue.  The Company recognizes incentives related to points earned in the slot-club loyalty program as a direct reduction of casino revenue.  Industry practice has historically treated the retail value of accommodations, food and beverage, and other services furnished to hotel/casino guests without charge as promotional allowances.  The estimated departmental cost of providing such promotional allowances is included primarily in casino operating expenses for the years ended December 31 as follows (in thousands):

LVH 2009 Form 10-K 3.30.10.doc

	2009	2008	2007
Food and Beverage	$13,159	$13,546	$13,798
Rooms	4,242	4,058	4,282
Other	1,013	1,585	2,274
	$18,414	$19,189	$20,354

The estimated retail value of such promotional allowances included in operating revenues for the years ended December 31 is as follows (in thousands):

	2009	2008	2007
Food and Beverage	$14,559	$15,253	$15,306
Rooms	9,152	12,088	12,633
Other	1,190	1,849	2,832
	$24,901	$29,190	$30,771

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

Advertising Costs

Costs for advertising are expensed as incurred.  Advertising costs expensed during the years ended December 31, 2009, 2008, and 2007 were $7.4 million, $10.5 million, and $10.8 million respectively.

Accounting for Derivative Instruments and Hedging Activities

The Company uses an interest rate cap (the “Cap”) to assist in managing interest cost being incurred on its Term Loan.  The difference between amounts received and amounts paid under such agreements, as well as any fees, is recorded as a reduction of, or addition to, interest expense as incurred over the life of the Cap.  This difference was approximately $37,500 and $13,000 for the years ended December 31, 2009 and 2008 respectively.

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

LVH 2009 Form 10-K 3.30.10.doc

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

Effective January 1, 2006, the Company adopted the provisions of  Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)) (ASC Topic 718 and 505) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements.  The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s estimated requisite service period (generally the vesting period of equity award) on a straight-line basis.  Estimates are revised if key elements of the options change.  The cumulative effect on compensation cost as a result of changes to key elements or forfeiture estimates are recognized in the period of the change.  The amendment on May 16, 2006 triggered a revaluation of the options.  The increase in value was recorded on a straight-line basis over the remaining vesting period of the options.

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

In September 2009 the number of options available for distribution was increased by the Company’s Board.  As of December 31, 2009 the board of directors have authorized an additional 0.167 Class A Membership Units and an additional 16,667 Class B Membership Units.  These units were unissued as of yearend.

LVH 2009 Form 10-K 3.30.10.doc

Recent Accounting Pronouncement

In the third quarter of 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  The ASC is the single official source of authoritative, nongovernmental GAAP, other than guidance issued by the SEC.  The adoption of the ASC did not have a material impact on the financial Statements included herein.

In March 2008, the FASB issued SFAS No. 161, (Topic 815),“Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”.  This amendment is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement was adopted January 1, 2009 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

On April 9, 2009, the Financial Accounting Standards Board issued Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, (Topic 825) “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and APB 28-1).  Topic 825 requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  Provisions under the related sections of Topic 825 were effective for interim periods ended after June 15, 2009 and the Company adopted them in second quarter 2009.   This guidance did not have a significant impact on the Company’s financial position, results of operations, cash flows, or disclosures.

On April 9, 2009, the FASB issued Staff Position SFAS 157-4, (Topic 820) “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”.  Under Topic 820 additional guidance is given in estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability.  Topic 820 also provides additional guidance on circumstances that may indicate a transaction is not orderly.  This section of the topic was effective for interim periods ended after June 15, 2009, and the Company adopted its provisions during second quarter 2009.  This guidance did not have a significant impact on the Company’s financial position, results of operations, cash flows, or disclosures.

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

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (SFAS 165) (Topic 855).  Topic 855 modifies the definition of what qualifies as a subsequent event – those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued – and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date.  The Company adopted these provisions during the second quarter 2009, in accordance with the effective date. This guidance did not have a significant impact on the Company’s financial position, results of operations, cash flows, or disclosures.

In June 2009, the FASB issued statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167) (Topic 810). Among other items, the related sections of Topic 810 respond to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities.  The related sections of Topic 810 are effective for calendar year companies beginning on January 1, 2010.  The Company has not yet determined the impact these provisions will have on its financial position, results of operations, cash flows, or disclosures.

LVH 2009 Form 10-K 3.30.10.doc

Income Taxes

The Company is a limited liability company treated as a partnership for income tax purposes which is a passthrough entity and is generally not liable for income tax in the jurisdiction in which the Company operates.  The Company recorded no liability associated with uncertain tax positions.

The Company files income tax returns in the US federal jurisdiction.  The statute of limitations for Internal Revenue Service (IRS) examination of the Company’s federal tax returns is determined by the statue governing the tax returns of its members.

Note 5– ACCOUNTS RECEIVABLE, NET

Components of accounts receivable as of December 31 were as follows (thousands):

	2009	2008
Casino	$10,142	$12,177
Hotel	4,408	5,409
Other	711	1,509
	15,261	19,095
Less: allowance for doubtful accounts and discounts	(6,248)	(7,153)
	$9,013	$11,942

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

Note 6– PROPERTY AND EQUIPMENT, NET

Property and equipment as of December 31 consist of the following (in thousands):

	2009	2008
Land and land improvements	$154,602	$154,311
Building and improvements	161,187	158,423
Equipment, furniture, fixtures and leasehold improvements	96,550	91,862
Construction in progress	1,170	3,185
	413,509	407,781
Less: accumulated depreciation	(86,194)	(65,514)
	$327,315	$342,267

LVH 2009 Form 10-K 3.30.10.doc

Note 7 – ACCRUED EXPENSES

Accrued expenses as of December 31 consist of the following (in thousands):

	2009	2008
Customer deposits	$2,610	$2,603
Payroll and related	8,151	9,412
Taxes and licenses	1,645	1,781
Casino related	9,919	8,552
License royalties	1,002	205
Other accruals	5,395	4,583
	$28,722	$27,136

Customer deposits relate to Casino front money, hotel, and banquet advance payments and are all due within one year.

Note 8– LONG-TERM DEBT

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

The Company was granted two extensions through August 14, 2009 to renegotiate the terms of the second extension. On that date, the Company entered into an agreement which extended the loan until June 1, 2011. The Company was required to 1) pay an initial principal payment of $15 million, 2) pay an extension fee of $1.175 million, 3) pay an exit fee of $75,000 for the initial principal payment, 4) purchase an interest rate cap at a cost of $37,500, and 5) pay any out-of-pocket expenses incurred by the lender. On October 30, 2009 the Company was required to pay an additional payment of $5.0 million and an exit fee of $25,000 for the additional principal payment. Interest on the loan is based on LIBOR plus 2.9% with a minimum LIBOR rate of 1.5%. Interest will increment to LIBOR plus 3.5% from July 2009 through May 2010 and LIBOR plus 4.0% from June 2010 through May 2011.

Fair Value

Estimated fair values of the Company’s debt and related financial instruments as of December 31 are as follows (in thousands):

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan	$230,000	$195,500	$250,000	$212,500
Cap Agreement	$-	$-	$-	$-

The fair value of the interest rate cap is based upon a quote from a broker.

LVH 2009 Form 10-K 3.30.10.doc

Note 9 – REDEEMABLE MEMBERS’ INTERESTS

In connection with the closing of the acquisition of the Hotel, the Company, Voteco, Co-Investment Voteco, Co-Investment Partners and Holdings entered into a Sale Right Agreement, dated June 18, 2004 (the “Sale Right Agreement”).   Pursuant to the terms of Co-Investment Partners’ partnership agreement, at any time after May 23, 2008, Whitehall (a limited partner in Co-Investment Partners and an affiliate of Goldman Sachs Commercial Mortgage Capital, L.P., the lender under the Term Loan) has the right to request that Co-Investment Partners purchase all of Whitehall’s interest in Co-Investment Partners at a purchase price determined by Whitehall.  Pursuant to the Sale Right Agreement, upon receiving notice from Whitehall that it has exercised the sale right the Company must, within forty-five days elect to either (i) purchase that portion of the Class B Membership Units which represent Whitehall’s interest in Co-investment Partners or (ii) sell the Company in its entirety.  If the Company elects not to redeem the Class B Membership Units, it must appoint Goldman Sachs & Co. as its sole and exclusive agent for a period of one year to seek to sell the Company at a price extrapolated from the price Whitehall established for its interest in Co-Investment Partners.  In addition, on June 18, 2010, if the Company has not been sold pursuant to the sale right above or otherwise, the Company shall appoint Goldman Sachs & Co. as its sole agent to seek to sell the Company at the best price obtainable unless Whitehall and Co-Investment Partners both agree not to sell the Company or to postpone such sale.  For purposes of the diluted membership unit calculation, it is assumed that the redemption of Whitehall’s interest or sale of the property will be consummated at fair value.  As of December 31, 2009, Whitehall has not exercised the sale right.

Note 10 – MEMBERSHIP INTERESTS

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

LVH 2009 Form 10-K 3.30.10.doc

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

During the year ended December 31, 2009, $2.7 million of equity was received from those entities holding Class B Membership Units, and $1.8 million was received from entities holding Redeemable Members’ Equity.  A total of $4.5 million was thus contributed from member equity holders.

Note 11 – EMPLOYEE BENEFIT PLAN

Participation in the Resorts Hotels and Casinos 401(k) employee savings plan is available for all full time employees who are not covered under a collective bargaining agreement.  The savings plan allows participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund.  Through December 31, 2008, the Company matched 50% of the first 6% of employee contributions, up to a maximum of 3% of participating employee’s eligible gross wages.  For the years ended December 31, 2008 and 2007 matching contributions expensed under the savings plans were $772,000 and $830,000 respectively. As of January 1, 2009, the Company suspended matching contributions.

LVH 2009 Form 10-K 3.30.10.doc

Colony Resorts LVH Savings Plan was established for employees not covered under a collective bargaining agreement as part of the acquisition of the Hotel.  On November 18, 2005 all assets of the plan were merged into the Resorts Hotels & Casinos 401(k) Plan.

Employees of the Company who are members of various unions are covered by union-sponsored, collective bargained, multiemployer health and welfare and defined benefit pension plans.  The Company recorded expenses of $15.1 million for the year ended December 31, 2009 and $17.3 million for the years ended December 31, 2008 and 2007.  The plan’s sponsors have not provided sufficient information to permit the Company to determine its share of unfunded vested benefits, if any.

Note 12 – RELATED PARTY TRANSACTIONS

The Company entered into a Services Agreement, Joint Services Agreement and Joint Marketing Agreement with Resorts International Hotel, Inc. (“Resorts”) then an affiliate of the Company (through common control) on June 18, 2004.  On April 25, 2005, the Joint Services Agreement and the Joint Marketing Agreement were amended and restated to add RIH Resorts, LLC, an affiliate of the Company (through common control), as a party to the agreements.  These agreements provide for an initial term of three years with automatic one year renewal periods.  The agreements provide that the Company and Resorts will cooperatively develop and implement joint services and marketing programs.

The Company provides and/or receives services from affiliated companies.  The total net value of services received from the affiliated companies was approximately $2.0 million for the year ended December 31, 2009, $4.7 million for the year ended December 31, 2008 and $4.9 million for the year ended December 31, 2007.

Note 13 – OPERATING LEASES

The Hotel is the lessee under leases for office and telephone equipment.  At December 31, 2009, the Company was obligated under non-cancelable operating leases to make future minimum lease payments as follows:

Year Ending December 31,
2010	$396
2011	282
2012	79
2013	-
2014	-
$757

Equipment rent expense for the years ended December 31, 2009, 2008 and 2007 was $ 744,379, $937,414, and $853,154 respectively.

Note 14 – COMMITMENTS AND CONTINGENCIES

Letters of Credit

Beginning in 2005 and annually thereafter, the Company was required to deliver irrevocable standby letters of credit in connection with its workers’ compensation insurance policies issued by its insurance carriers and our credit card processor. The letters of credit are secured by certificates of deposits in the same notional amounts as the corresponding letters of credit. The initial expiration dates of these letters of credit are for one year and are automatically extended for one year from their expiration date unless the issuing bank notifies the Company sixty days prior to such expiration dates that the letters of credit will not be renewed. As of December 31, 2009, 2008 and 2007 the certificates of deposit which secure the letters of credit total $3,538,750, $2,538,750 and  $3,762,000 respectively, and are included in restricted cash. As of December 31, 2009, 2008 and 2007, there were no amounts outstanding on the letters of credit.

LVH 2009 Form 10-K 3.30.10.doc

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

Separation Agreement

On October 10, 2009 Rodolfo Prieto’s employment with the Company ended by mutual agreement.  Pursuant to that agreement the former CEO received his regular base pay for the month of October and received severance totaling $666,670 payable in 10 equal installments which will end August 2010.  Mr. Prieto also received a bonus totaling $200,000.  All unpaid amounts at year end were accrued as of December 31, 2009.

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

Effective January 1, 2009, the Company entered into a new License Agreement with HLT Existing Franchise Holding LLC (“Hilton”). The new agreement has a seven-year term and requires payments based on annually increasing percentages of room revenue and food and beverage revenue.  Fees in 2009 were 4.25% of Gross Rooms revenue (as defined in the Agreement) and 1% of Gross Food and Beverage revenue (as defined in the Agreement).  Fees will increase to 5.25% of Gross Rooms revenue and 1% of Gross Food and Beverage revenue during the years 2011 through and including 2015.  The Company is also required to pay fees associated with reservations made through the Hilton reservation system and fees to participate in the Hilton loyalty program.  During the year ended December 31, 2009, $4,070,542 of expense was incurred in accordance with this agreement.

Easements

The Hilton Grand Vacations property, located adjacent to the Hotel, has an easement for use of approximately 260 parking spaces (out of approximately 4,800 parking spaces).  There is also an easement for the use of the monorail that runs through the Hotel property.

LVH 2009 Form 10-K 3.30.10.doc

Litigation

In the normal course of business, the Company is subject to various litigation, claims and assessments.  The Company is not currently a party to any material litigation and, it is not aware of any material action, suit or proceeding against it that has been threatened by any person.

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from  use tax. In July, 2008, the Court denied the State’s motion for rehearing. For the three year period ended February 2008, the Company paid use tax on these items and has filed for refunds for the periods March 2005 through February 2008.  The amount subject to these refunds, excluding interest, is approximately $1.1 million. As of December 31, 2009, the Company had not recorded a receivable related to this matter.

Note 15 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Net Revenues	Operating Income (loss)	Net Income (loss)	Net Income (loss) applicable to membership units	Diluted income (loss) per membership unit
	(amounts in thousands, except per share amounts)
Year ended December 31, 2009
First quarter	$60,092	$5,279	$3,026	$3,026	$1.82
Second quarter	45,212	(8,332)	(10,552)	(10,552)	(7.03)
Third quarter	44,010	(10,062)	(13,168)	(13,168)	(8.78)
Fourth quarter	50,234	(5,052)	(8,223)	(8,223)	(5.48)
Year ended December 31, 2008
First quarter	$80,617	$11,016	$6,628	$6,628	$3.98
Second quarter	75,457	6,996	3,394	3,394	2.04
Third quarter	63,468	(2,776)	(6,171)	(6,171)	(4.11)
Fourth quarter	60,861	(690)	(4,288)	(4,288)	(2.86)
Year ended December 31, 2007
First quarter	$79,265	$11,816	$7,086	$7,086	$4.72
Second quarter	72,352	4,303	(494)	(494)	(.33)
Third quarter	69,414	874	(4,212)	(4,212)	(2.81)
Fourth quarter	75,694	1,549	(372)	(372)	(.24)

LVH 2009 Form 10-K 3.30.10.doc

ITEM 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND  FINANCIAL DISCLOSURE

None.

ITEM 9A(T).—     CONTROLS AND PROCEDURES

a)         Evaluation of Disclosure Controls and Procedures.  Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  The Company’s Chief Executive Officer and its Executive Vice President, Finance (its principal financial officer) have evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) (the Exchange Act) of the Company as of December 31, 2009 and have concluded that they are effective within the reasonable assurance threshold described below.

b)         Management’s Report on Internal Control Over Financial Reporting.  Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

        Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

        Based on the Company’s assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

        This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

ITEM 9B.-OTHER INFORMATION

None

LVH 2009 Form 10-K 3.30.10.doc

PART III

ITEM 10.—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company as of December 31, 2009 are as follows:

NAME	AGE	POSITION
Directors
Thomas J. Barrack, Jr.	62	Chairman of the Board
Nicholas L. Ribis	64	Vice-Chairman of the Board
Steven Angel	40	Member of the Board
Joseph L. Garrubbo	72	Independent Member of the Board
Executive Officers
David Monahan	53	Chief Executive Officer and General Manager
Robert Schaffhauser	63	Executive Vice President, Finance
Kenneth M. Ciancimino	48	Executive Vice President, Administration

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

STEVEN ANGEL was appointed a Board Member on October 26, 2009.  Mr. Angel is a Managing Director at Goldman Sachs & Co. and has worked in the Real Estate Principal Investment Area since 2004.  Prior to joining Goldman Sachs, Mr. Angel was an equity analyst for Lehman Brothers and a management consultant with PricewaterhouseCoopers.  Since March 2009, Mr. Angel has also been a board member of American Casino & Entertainment Properties, LLC and is also a board member of Nor1.  Mr. Angel received a B.S. degree from Purdue University in Restaurant Hotel Management and an MBA from the Wharton School of the University of Pennsylvania.

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

LVH 2009 Form 10-K 3.30.10.doc

DAVID MONAHAN was appointed Chief Executive Officer and General Manager of the Company in September, 2009.  Prior to joining the Company, Mr. Monahan was Senior Vice President of Colony Capital, LLC in charge of the Colony Hawaii office.  In this capacity he was responsible for the identification, evaluation, consummation and management of hospitality investments worldwide.  Prior to joining Colony in 1996, Mr. Monahan held several executive level positions with ITT Sheraton and InterContinental Hotels Group in the United States, Europe, the Middle East, and Asia.  Mr. Monahan received his B.S. from Cornell University’s School of Hotel Administration.

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

Mr. Monahan’s employment agreement calls for an initial term of three years and can be terminated by various scenarios by either Mr. Monahan or the Company.  If Mr. Monahan is still an employee at the end of the three-year period, he would become an “at will” employee.  The employment agreements for Messrs. Schaffhauser and Ciancimino are for an initial term of three years and are subject to one-year extensions.  See “Item 13: Certain Relationships and Related Transactions”.

Pursuant to the terms of the Operating Agreement, Mr. Barrack and Mr. Ribis will serve as Managers of the Company until replaced by a vote of the holders of a majority of Class A Units or until such Manager resigns.  The Operating Agreement further provides that so long as Whitehall maintains its investment in the Company, it shall be entitled to appoint one Member to the Company’s Board.  The Company has does not have an independent audit committee nor an audit committee financial expert.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company or written representations that any such reports were timely filed, during the year ended December 31, 2009, all Section 16(a) filing requirements applicable to its executive officers, directors, and greater-than-10% beneficial owners were satisfied.

LVH 2009 Form 10-K 3.30.10.doc

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

Company Governance

Colony Resorts LVH Voteco, LLC and Colony Resorts LVH Co-Investment Voteco, LLC, entities controlled by Thomas J. Barrack, Jr., collectively own more than 50% of the voting power of the Company and, as a result, have extensive control over the policies and operations of the Company including the ability to set the size of the managing board of the Company and to appoint all members of the Company's managing board other than the Whitehall member.  As a result, the Company does not maintain a nominating committee or compensation committee.

ITEM 11.—EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

                This compensation discussion describes the material elements of compensation awarded to, earned by, or paid to each of the Company’s executive officers during 2009.  This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative for primarily the Company's last completed fiscal year, but we also describe compensation actions taken prior to 2009 to the extent it enhances the understanding of our executive compensation disclosure.

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

                In general, the objectives of the Company's compensation program are to attract, motivate and retain talented executive officers.  The existing compensation arrangements of each of the named executive officers were individually negotiated at the time of their respective hire and were designed to attract the executives to the Company and to provide stable leadership immediately following the Company's acquisition of the Hotel.

Executive Compensation

Mr. Monahan’s employment agreement with the Company expires August 31, 2012 subject to earlier termination for “cause” or “good reason”.  The employment agreement does not provide for extension of the contract, but states that Mr. Monahan would become an “at will” employee if employed as of August 31, 2012.  Mr. Monahan receives an annual salary of $500,000 with bonus compensation of not less than $200,000 with possible additional increments based on the pre-defined financial performance of the Company.  He is also entitled to participate in benefit programs offered to other non-bargaining unit employees including medical, dental, insurance and retirement savings program.  Mr. Monahan also receives a monthly $1,000 car allowance and up to three business class round trip airline tickets per month for travel between Las Vegas and Hawaii.

Mr. Prieto's employment agreement with the Company provided for a five-year term, with automatic one-year renewals after the completion of the initial five-year term.  Pursuant to the terms of his employment agreement with the Company, Mr. Prieto received a base salary of $784,616 during 2009 and $800,000 during 2008 and 2007.  As an inducement to enter into the employment agreement, Mr. Prieto received a signing bonus of $130,000, which was paid shortly after the completion of the Company's acquisition of the Hotel.  Mr. Prieto participated in the Company’s annual bonus plan, which provided for the payment of annual bonus awards based on the achievement of performance goals established by the Company’s Board; provided, that Mr. Prieto’s annual bonus payment was not less than $100,000 in any year during the term of his employment.  Mr. Prieto received a cash bonus of $100,000 in 2009 and $336,000 in 2008.  Mr. Prieto also received a cash bonus of $485,000 in 2007.  The 2007 bonus included a cash payment of $350,000 in February 2007 to compensate Mr. Prieto for stock options forfeited by him in connection with the termination of his employment with his previous employer.  Mr. Prieto was also eligible to participate in the Company’s medical, dental, retirement and other standard benefit plans maintained by the Company.  In addition, the Company funded up to $57,806 annually for the premium payments associated with maintaining a whole-life insurance policy for the benefit of Mr. Prieto.

LVH 2009 Form 10-K 3.30.10.doc

Mr. Prieto terminated his employment with the Company on October 10, 2009.  In accordance with his separation agreement, Mr. Prieto received severance totaling $666,670 and a prorated bonus of $77,500.  He also received reimbursement of $51,415 for a life insurance policy whose beneficiaries were named by Mr. Prieto.  Mr. Prieto is bound by certain non-compete provisions, which expire on February 28, 2010, and employee and client non-solicitation provisions for a period one year.

Mr. Prieto was granted an option to purchase 1.5% of the Company’s Class A Units and Class B Units issued and outstanding as of the date on which the Company's acquisition of the Hotel was completed.  Pursuant to the terms of the option, the Class A Units and Class B Units are purchasable at a price of $100 per Unit, the fair value of the units as of the date on which the acquisition was completed, as determined by the Company’s Board.  Mr. Prieto’s option is fully vested.  The option was granted pursuant to the Company’s 2004 Incentive Plan, and is subject to such other terms and conditions determined by the Company.

The Company has also entered into employment agreements with Messrs. Schaffhauser and Ciancimino, which employment agreements provide for a term of employment expiring in February 2011, subject to automatic one year renewal thereafter unless terminated by either party.  Mr. Schaffhauser will receive a base salary of $425,427 in 2010 and received $405,169 in 2009 and $384,000 in 2008.  Mr. Ciancimino will receive a base salary of $342,300 in 2010 and received $342,300 in 2009 and $326,000 in 2008.  Mr. Schaffhauser's and Mr. Ciancimino’s employment agreements provide that their base salary will be increased each year during the term by not less than 5%.  Messrs. Schaffhauser and Ciancimino each are eligible to participate in the Company’s annual bonus plan and receive awards, if any, at the discretion of the Company’s Board.  They are also eligible to participate in the medical, dental, retirement and other standard benefit plans maintained by the Company.  The Company also pays the full cost of the premiums associated with Mr. Ciancimino’s coverage under the Company’s group medical plan during his term of employment.

In the event of a termination of employment by the Company without cause, each of Messrs. Schaffhauser and Ciancimino would be entitled to receive a severance payment equal to their base salary for the remainder of the unexpired term and continued participation in the Company’s medical plan for a period of not more than 6 months.

Concurrently with the Company's acquisition of the Hotel, Messrs. Schaffhauser and Ciancimino were each granted an option to purchase 0.5% of the Company’s Class A Units and 0.5% of the Company’s Class B Units.  Pursuant to the terms of the option, the Class A Units and Class B Units are purchasable at a price of $100 per Unit, the fair value of the units as of the date on which the acquisition was completed, as determined by the Company’s Board.  The options are fully vested.  The options were granted under the Company’s 2004 Incentive Plan, and are subject to such other terms and conditions as may be determined by the Company.

Elements of Executive Compensation

                Base Salary

Base salaries, as well as annual salary increases, for each of the executive officers were determined as a result of the negotiation of employment contracts. The salaries paid to Messrs. Monahan, Prieto, Schaffhauser and Ciancimino in 2009 were $157,197, $784,616, $403,200 and $342,300 respectively; in 2008 were $0, $800,000, $384,000 and $326,000 respectively, and in 2007 were $0, $800,000, $368,000 and $312,000  respectively.

                Cash Bonus Opportunities

The executive officers are eligible to participate in the Company's annual bonus program. Mr. Monahan is guaranteed an annual bonus of at least $200,000 and Mr. Prieto was guaranteed an annual bonus of at least $100,000 during each full year of employment with the Company. Mr. Prieto will receive a bonus for work performed in 2008 which will total $100,000.  He will also receive a bonus based on his length of employment in 2009 which will total $77,500.  In 2008, Mr. Prieto received a bonus of $336,000.  In 2007, Mr. Prieto received a bonus of $485,000 which included a cash payment in the amount of $350,000 to compensate him for stock options forfeited as a result of the termination of his employment with his previous employer. Messrs. Schaffhauser and Ciancimino may receive annual cash incentive awards at the discretion of the Company’s Board of Directors based on the achievement of the Company's performance goals.  Mr. Schaffhauser received bonuses of $77,000 and Mr. Ciancimino received bonuses of $66,000 in 2008.  Mr. Schaffhauser received bonuses of $140,175 and Mr. Ciancimino received bonuses of $119,181 in 2007.  No bonuses were received in 2009.

LVH 2009 Form 10-K 3.30.10.doc

Equity Grants

The executive officers were granted options under the terms and conditions of the Company’s 2004 Incentive Plan and as negotiated in the executive officers’ employment agreements.  In the case of Mssers. Prieto, Schaffhauser and Ciancimino, the option grants fulfilled inducements made to secure the services of the executive officers prior to the Company's acquisition of the Hotel and were granted at the time of the Company's acquisition of the Hotel.

In the case of Mr. Monahan, options were authorized to be issued in accordance with his employment agreement.  This agreement allows Mr. Monahan to purchase 0.0167 Class A Membership Units of the Company at fair market value and 16,667 Class B Membership Units also at fair market value.  As of December 31, 2009 the options were not yet issued.

                Executive Benefits and Perquisites

The executive officers participate in a Company sponsored 401(k) savings plan, as well as group medical, dental, life and disability insurance programs that are offered to all Company employees who are not covered by a collective bargaining agreement. Under the terms of Mr. Prieto’s employment agreement, the Company is obligated to pay up to $57,806 annually for the premium payments associated with maintaining a whole-life insurance policy for the benefit of Mr. Prieto. Under the terms of Mr. Ciancimino’s employment agreement, the Company is obligated to pay the full cost of premiums associated with Mr. Ciancimino’s coverage under the Company’s group medical insurance plan. The executive officers also participate in a supplemental medical insurance plan that covers all senior management personnel at the vice president level and above.  The plan provides reimbursement for medical costs that are not covered by the group health and dental insurance plan. In addition, Mr. Prieto and Mr. Ciancimino each receive an annual automobile allowance of $9,000.  Mr. Monahan receives an annual automobile allowance of $12,000, term life insurance with a death benefit of $700,000, and up to three business class round trip airline tickets per month for travel between Las Vegas and Hawaii.

                Severance Benefits

Mr. Prieto received severance totaling $666,670, a prorated portion of his annual bonus which totaled $77,500, and continued participation in the Company’s medical plan for a period not to exceed 18 months.  Mr. Prieto also received a payment of $57,806 to reimburse him for life insurance premiums.

In the event of termination of employment by the Company without cause, Mr. Monahan would be entitled to an amount equal to his minimum bonus plus one year’s base salary.  In the event of a termination of employment by the Company without cause, each of Messers Schaffhauser and Ciancimino would be entitled to receive a severance payment equal to their base salary for the remainder of the unexpired term and continued participation in the Company’s medical plan for a period of not more than 6 months.

LVH 2009 Form 10-K 3.30.10.doc

The following table sets forth compensation earned by the executive officers during 2009, 2008 and 2007.

Summary Compensation Table

SUMMARY COMPENSATION TABLE(6)
(in thousands of $)

Name and Principal Positions	Year	Salary (1)	Bonus	Options (2)	All Other Compen-sation		Total

David Monahan (PEO)	2009	$157	$-	$-	$11	(6)	$168
Chief Executive Officer	2008	$-	$-	$-	$-		$-
and General Manager	2007	$-	$-	$-	$-		$-

Rodolfo Prieto	2009	$784	$-	$-	$169	(3)	$953
Former PEO	2008	$800	$336	$-	$62	(3)	$1,198
Former CEO and GM	2007	$800	$485	$201	$60	(3)	$1,546

Robert Schaffhauser (PFO)	2009	$403	$5	$-	$-	(4)	$408
Executive Vice President,	2008	$384	$77	$-	$6	(4)	$467
Finance	2007	$368	$140	$67	$5	(4)	$580

Kenneth M. Ciancimino	2009	$342	$5	$-	$18	(5)	$365
Executive Vice President,	2008	$326	$66	$-	$39	(5)	$431
Administration	2007	$312	$119	$67	$12	(5)	$510

(1)       The amounts represent the annual base salary for each Named Executive Officer for 2009, 2008 and 2007 except for Mr. Monahan.  Mr. Monahan’s 2009 salary represents his prorated wages for the year.  Mr. Monahan became CEO on September 8, 2009.  His base annual salary is $500,000.

(2)       Each Names Executive Officer received an option to purchase a certain number of the Company’s Membership Units subject to the terms of the Named Executive Officer’s employment agreement and the equity compensation plan put in place by the Company.  The amount reflects the 2009, 2008 and 2007 amortized value of the options in accordance with FAS12(R).

(3)       Includes paid life insurance premiums ($57,806 in 2009, $52,616 in 2008 and $51,415 in 2007) and a $9,000 annual car allowance.  Mr. Prieto designates the beneficiary of the life insurance policy. In 2009 Mr. Prieto’s car allowance was prorated and he received a vacation pay-out of $104,615.

(4)       Includes medical reimbursement costs of $0 in 2009, $5,929 in 2008 and $5,323 in 2007.

(5)       Includes a $9,000 fixed annual car allowance each year and medical reimbursement costs totaling $9,000 in 2009, $30,489 in 2008 and $2,931 in 2007.

(6)       Includes a $4,000 car allowance, medical insurance reimbursements of $3,914 and travel expense reimbursements of $2,856.  The PEO is allowed a monthly car allowance of $1,000 per month, medical insurance reimbursement and reimbursement of certain travel between Hawaii and Nevada..

Grants of Under the 2004 Incentive Plan

Mr. Monahan was granted the right to purchase options as part of his employment agreement.  The grant allows Mr. Monahan to purchase 0.0167 Class A Membership Units of the Company and 16,667 Class B Membership Units of the Company.  Although the Board authorized the issuance of these units, the options were not issued as of December 31, 2009.

There were no options granted during the years ended December 31, 2008 or 2007.

LVH 2009 Form 10-K 3.30.10.doc

Outstanding Equity Awards

                The following table sets forth existing equity awards at December 31, 2009 that have not been exercised as of that date:

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2009

Name and Principal Positions	Year	Securities Underlying Unexercised Options Exerciseable	Securities Underlying Unexercised Options Unexercisable	Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
David Monahan (PEO) Chief Executive Officer and General Manager	2009	-	-	-	$100 per share
Rodolfo Prieto (PEO) Chief Executive Officer and General Manager	2008	25,000	-	-	$100 per share	June 17, 2014
Robert Schaffhauser (PFO) Executive Vice President, Finance	2008	8,334	-	-	$100 per share	June 17, 2014
Kenneth M. Ciancimino Executive Vice President, Administration	2008	8,334	-	-	$100 per share	June 17, 2014

                The Company made no equity awards during the year ended December 31, 2008 or 2007.

Options Exercised and Stock Vested

During the years ended December 31, 2009, 2008 or 2007, no options were exercised.  During the years ended December 31, 2008 and 2007, no equity awards were made to officers or employees of the Company.

Post-Employment Compensation

                The Company has no post-employment compensation plans.

Nonqualified Deferred Compensation

                The Company has no nonqualified deferred compensation plans.

Director Compensation

The Company does not provide any compensation to Mr. Barrack or to Mr. Angel for their services as Board members.

Mr. Garrubbo will receive an annual retainer of $50,000 for his services as a Board Member.

On June 18, 2004, the Company entered into a Vice Chairman’s Agreement with Mr. Ribis.  The current term of this agreement expires on June 18, 2010, with automatic one-year renewals after the completion of the initial three-year term, unless either party provides written notice of intention not to renew the agreement. Pursuant to the terms of the Vice Chairman Agreement, Mr. Ribis will receive annual base compensation of $600,000.  Mr. Ribis is entitled to an annual bonus based upon achievement of the Company’s annual budget and business plan targets approved by the Company’s Board.  Under this agreement, and as set forth in a separate Membership Unit Option Agreement, the Company granted Mr. Ribis an option to purchase 0.125 Class A Units at a price of $100 per unit and 125,000 Class B Units at $100 per unit.  The option is subject to five-year vesting under which Mr. Ribis may, subject to his continued service to the Company, exercise one-fifth of the Membership Units subject to the option each year on and after each of the first, second, third, fourth and fifth anniversaries of June 18, 2004.  Upon termination of this agreement under certain circumstances, the Company has the right to purchase and Mr. Ribis has the right to sell, any Membership Units held by Mr. Ribis.  The agreement also contains confidentiality, non-competition and non-solicitation provisions.

LVH 2009 Form 10-K 3.30.10.doc

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

Director Compensation for 2009

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensa-tion	Total
Barrack	-	-	-	-	-	-	-
Ribis	$600,000	-	-	-	-	-	$600,000
Angel	-	-	-	-	-	-	-
Garrubbo	50,000	-	-	-	-	-	50,000
Cummis (1)	-	-	-	-	-	-	-
Langer (2)	-	-	-	-	-	-	-

(1)     Mr. Cummis resigned his position as a Board Member on May 30, 2008

(2)     Mr. Langer resigned his position as a Board Member on on October 6, 2009

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

The table below sets forth the information regarding beneficial ownership of the Company’s Class A Units and Class B Units as of December 31, 2009 for:

•         each Member who beneficially owns more than 5% of the outstanding Class A Units and Class B Units;

•         each of the Company’s board members;

•         each of the Company’s named executive officers; and

•         all of the Company’s board members and officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC.  Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table have sole or shared voting and dispositive power with respect to all Class A Units listed as beneficially owned by them.  Except as otherwise indicated, the address for each of the Company’s named executive officers is 2450 Broadway, Sixth Floor, Santa Monica, California 90404.

LVH 2009 Form 10-K 3.30.10.doc

					Long-Term Compensation Awards Securities Underlying Options (#)
Name of Beneficial Owner	Class A Units Beneficially Owned	Percent of Class A Units	Class B Units Beneficially Owned	Percent of Class B Units	Class A Units	Class B Units
Colony Resorts LVH Voteco, LLC (1)	0.585	39%	—	—	—	—
Colony Resorts LVH Co-Investment Voteco, LLC(1)	0.30	20%	—	—	—	—
Colony Resorts LVH Holdings, LLC(1)	—	—	585,000	39%	—	—
Colony Resorts LVH Co-Investment Partners, L.P.(1)	—	—	900,000	60%	—	—
WH/LVH Managers Voteco, LLC (1)	0.60	40%
Thomas J. Barrack, Jr.(2)	0.885	59%	1,485,000	99%	—	—
Steven Angel (3)	0.60	40%
Alan Kava (3)	0.60	40%
Peter Weidman (3)	0.60	40%
Nicholas L. Ribis(4)	0.015	1%	15,000	1%	.125(5)	125,000
Rodolfo Prieto	—	—	—	—	.025(5)	25,000
Robert Schaffhauser	—	—	—	—	.0085(5)	8,333.5
Kenneth M. Ciancimino	—	—	—	—	.0085(5)	8,333.5
All board members and executive officers as a group (7 persons)	1.5	100%	1,500,000	100%	—	—

(1)   The principal address of Colony Resorts LVH Voteco, LLC or, Voteco, Colony Resorts LVH Co-Investment Voteco, LLC, or Co-Investment Voteco, Colony Resorts LVH Holdings, LLC, or Holdings, and Colony Resorts LVH Co-Investment Partners, L.P., or Co-Investment Partners, is 2450 Broadway, Sixth Floor, Santa Monica, California 90404.  The principal address of WH/LVH Managers Voteco, LLC, or Whitehall Voteco, is 85 Broad Street, New York, New York 10004.

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

(3)   As of January 19, 2010 Mr. Angel, Mr. Kava and Mr. Weidman are the sole members of Whitehall Voteco and are deemed to have beneficial ownership of the Class A Units owned by Whitehall Voteco.  As of December 31, 2009 Mr. Johathan Langer relinquished his voting rights in WH/LVH Voteco, LLC, and therefore will no longer be considered a beneficial owner of the Company.

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

LVH 2009 Form 10-K 3.30.10.doc

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

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Operating Agreement

Pursuant to the terms of the Operating Agreement, the Board of the Company was initially comprised of two members, Mr. Barrack and Mr. Ribis.  In addition, there were also two nonvoting Board observers for certain ERISA purposes, on behalf of certain private equity fund investors.  The Operating Agreement also provides that, subject to receiving all required prior approvals of the Nevada Gaming Authorities permitting the appointment of (i) any one of Stuart Rothenberg, Brahm Cramer and/or Jonathan Langer (or an alternative manager of Whitehall Street Global Real Estate Partnership, an affiliate of Goldman Sachs & Co. (“Whitehall”) in their stead, if such alternative manager is another managing director of Goldman Sachs & Co. with comparable seniority) (collectively the “Whitehall Managers”) as a member of the Board and (ii) the purchase at cost by the Whitehall Managers of certain Class A Units, then one of the Whitehall Managers would become a member of the Board.  The Whitehall Managers formed WH/LVH Mangers Vote Co, LLC (“Whitehall Voteco”) and on July 19, 2006, Whitehall Voteco acquired 0.6 Class A Units and became a member of the Company.  After receiving all the required approvals from the Nevada Gaming Authorities, Jonathan Langer was appointed to the Board, effective July 19, 2006.  Subsequently, Mr. Langer resigned his position as a Board Member on October 6, 2009.  Thereafter, Whitehall Voteco designated Steven Angel to replace Mr. Langer and on October 26, 2009, the Company appointed Mr. Angel to the Board.  As a member of the Board, Mr. Angel has the right to vote on all matters that come before the Board and will have veto rights over certain actions.  Pursuant to the Term Loan documents, the Company is also required to appoint an independent board member to the Board.  The Company recently appointed Mr. Garrubbo as independent board member.  Pursuant to the Operating Agreement, the independent board member will have a veto right over certain matters as long as the Term Loan is outstanding, including dissolving or liquidating the Company, consolidation or merger, engaging in any business other than the management of the Hotel, amending the Operating Agreement or transactions with affiliates not in the ordinary course of business.  The Board shall not have the right to approve such matters without the consent of the independent board member.  The independent board member shall not be entitled to vote on any other matters that may come before the Board.

LVH 2009 Form 10-K 3.30.10.doc

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

All holders of the Membership Units have “piggyback” registration rights.  If the Company registers any of its equity securities, the holders may require the Company to include all or a portion of their registerable securities in the registration and in any related underwriting, subject to customary underwriter cutback provisions.

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

LVH 2009 Form 10-K 3.30.10.doc

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

Sale Right Agreement

The Company, Voteco, Coinvestment Voteco, Co-Investment Partners and Holdings entered into a Sale Right Agreement, dated June 18, 2004 (the “Sale Right Agreement”).  Pursuant to the terms of Co-Investment Partners’ partnership agreement, at any time after May 23, 2008, Whitehall has the right to request that Co-Investment Partners purchase all of Whitehall’s interest in Co-Investment Partners at a purchase price determined by Whitehall.  Pursuant to the Sale Right Agreement, upon receiving notice from Whitehall that it has exercised the sale right above the Company must, within forty-five days elect to either (i) purchase Whitehall’s interest in Co-Investment Partners or (ii) sell the Company in its entirety.  If the Company elects not to purchase Whitehall’s interest, it must appoint Goldman Sachs & Co. as its sole and exclusive agent for a period of one year to seek to sell the Company at a price extrapolated from the price Whitehall established for its interest in Co-Investment Partners.  In addition, on June 18, 2010, if the Company has not been sold pursuant to sale right above or otherwise, the Company shall appoint Goldman as its sole agent to seek to sell the Company at the best price obtainable.  Whitehall has not exercised the sale right.

Services Agreement

In connection with the execution of the Vice Chairman Agreement, on June 18, 2004, the Company and Resorts International Hotel and Casino, Inc. (“Resorts”) an affiliate of the Company through common control, entered into a Services Agreement (the “Services Agreement”).  Pursuant to the terms of the Services Agreement, the Company and Resorts agreed to allocate the costs of all benefits provided to Mr. Ribis by the Company and Resorts pursuant to the terms of Mr. Ribis’ Vice Chairman agreements with each of the Company and Resorts, respectively, based on the proportion of business time Mr. Ribis dedicates to each of the Company and Resorts.  On April 25, 2005, this agreement was amended and restated to add RIH Resorts, LLC, an affiliate of the Company (through common control), as a party to the agreement.

LVH 2009 Form 10-K 3.30.10.doc

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

The Company provides and/or receives services under the Joint Services Agreement.  The total net value of services received from affiliated companies was approximately $2.0 million in 2009, $4.7 million in 2008 and $4.9 million in 2007.

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

ITEM 14.—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees recognized as expense in 2009, 2008, and 2007 were $226,384, $216,475 and $200,293 respectively.

Audit-related Fees

Audit-related fees recognized as expense in 2009, 2008 and 2007 were $0, $0 and $0 respectively.

Tax Fees

Tax fees recognized as expense in 2009, 2008 and 2007 were $38,000, $38,501 and $47,285 respectively.

All Other Fees

Other professional fees recognized as expense in 2009, 2008 and 2007 were $86,505, $0 and $1,147 respectively.

The Company does not have an independent audit committee; therefore, none of the above fees were pre-approved by the audit committee.  However, these fees have been approved by executive management.

LVH 2009 Form 10-K 3.30.10.doc

PART IV

ITEM 15.—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of the report.

(1)           List of Financial Statements

Colony Resorts LVH Acquisitions, LLC

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Members’ Equity

Statements of Cash Flows

Notes to Financial Statements

(2)                Financial Statement Schedule

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at beginning of period	Additions Charge to costs and expense	Deductions Accounts charged off (recovered)	Balance at end of period
Allowance for doubtful accounts and discounts:
Year ended December 31:
2007	$4,561	$2,027	$(676)	$5,912
2008	$5,912	$1,812	$(571)	$7,153
2009	$7,153	$(562)	$(343)	$6,248

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

LVH 2009 Form 10-K 3.30.10.doc

LVH 2009 Form 10-K 3.30.10.doc

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

LVH 2009 Form 10-K 3.30.10.doc

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONY RESORTS LVH ACQUISITIONS, LLC
March 31, 2010	By: /s/ David Monahan
David Monahan
Chief Executive Officer and General Manager
(Principal Executive Officer)
March 31, 2010	By: /s/ Robert Schaffhauser
Robert Schaffhauser
Executive Vice President of Finance
(Principal Financial Officer)

LVH 2009 Form 10-K 3.30.10.doc

Exhibit 31.1

CERTIFICATIONS

I, David Monahan, certify that:

1.       I have reviewed this report on Form 10-K of Colony Resorts LVH Acquisitions, LLC;

2.       Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.       Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13(a)-15(f) and 15(d)-15(f)) for the registrant and have:

a.       Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.       Designed such internal control over financial reporting or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.        Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.       Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.       All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.       Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 31, 2010

/s/ David Monahan

David Monahan

Chief Executive Officer

LVH 2009 Form 10-K 3.30.10.doc

Exhibit 31.2

CERTIFICATIONS

I, Robert Schaffhauser, certify that:

1.       I have reviewed this report on Form 10-K of Colony Resorts LVH Acquisitions, LLC;

2.       Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.       Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13(a)-15(f) and 15(d)-15(f)) for the registrant and have:

a.       Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.       Designed such internal control over financial reporting or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.        Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.       Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.       All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.       Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 31, 2010

/s/ Robert Schaffhauser

Robert Schaffhauser

Executive Vice President of Finance

LVH 2009 Form 10-K 3.30.10.doc

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Colony Resorts LVH Acquisitions, LLC (the “Company”) on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David Monahan, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

 (1)     The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

 (2)     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ David Monahan

David Monahan

Chief Executive Officer

March 31, 2010

LVH 2009 Form 10-K 3.30.10.doc

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Colony Resorts LVH Acquisitions, LLC (the “Company”) on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Robert Schaffhauser, Executive Vice President of Finance, respectively, of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

 (1)     The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

 (2)     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Robert Schaffhauser

Robert Schaffhauser

Executive Vice President of Finance

March 31, 2010