Form 10-Q
period 2010-03-31
COLONY RESORTS LVH ACQUISITIONS LLC
filed 2010-05-14
CIK 1282607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

COLONY RESORTS LVH ACQUISITIONS, LLC

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	COLONY RESORTS LVH ACQUISITIONS, LLC
	UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS:

	CONDENSED BALANCE SHEETS	1

	UNAUDITED CONDENSED STATEMENTS OF OPERATIONS	2

	UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS	3

	NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS	4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17

ITEM 4.	CONTROLS AND PROCEDURES	18

PART II.	OTHER INFORMATION	19

ITEM 6.	EXHIBITS	19

SIGNATURES		22

COLONY RESORTS LVH ACQUISITIONS, LLC

CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2010	December 31, 2009*
	(Unaudited)
Assets
CURRENT ASSETS:
Cash and equivalents	$8,199	$13,901
Restricted cash	3,640	2,407
Accounts receivable, net of allowance for doubtful accounts of $6,090 at March 31, 2010 and $6,248 at December 31, 2009	10,775	9,013
Inventories	2,623	2,541
Due from affiliates	500	-
Prepaid expenses and other current assets	4,036	4,559
Total current assets	29,773	32,421
PROPERTY AND EQUIPMENT, NET	323,092	327,315
RESTRICTED CASH	5,794	5,290
OTHER ASSETS, NET	1,871	1,978
Total assets	$360,530	$367,004

Liabilities and Members’ Equity
CURRENT LIABILITIES:
Accounts payable	$7,070	$9,547
Accrued expenses	27,617	28,722
Due to affiliates	1,211	2,085
Total current liabilities	35,898	40,354
TERM LOAN	230,000	230,000
LONG TERM DEPOSITS	58	68
Total liabilities	265,956	270,422
COMMITMENTS AND CONTINGENCIES (Note 8)
REDEEMABLE MEMBERS’ EQUITY	61,800	61,800
MEMBERS’ EQUITY	32,774	34,782
Total liabilities and members’ equity	$360,530	$367,004

___________

*Condensed from audited financial statements.

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except unit data)

	For the three months ended March 31, 2010	For the three months ended March 31, 2009
Revenues:
Casino	$19,638	$23,781
Rooms	20,796	22,743
Food and beverage	16,053	16,483
Other revenue	3,524	3,940
Total revenue	60,011	66,947
Less: promotional allowances	(6,057)	(6,529)
Net revenues	53,954	60,418
Expenses:
Casino	15,031	16,424
Rooms	7,264	6,907
Food and beverage	10,951	10,628
Other expense	1,917	2,457
General and administrative	12,848	13,485
Depreciation and amortization	4,919	5,238
Total expense	52,930	55,139
Operating income	1,024	5,279
Interest expense	3,085	2,253
Net (loss)/income	$(2,061)	$3,026

Net (loss)/income allocation
Allocable to Class A	-	-
Allocable to Class B	$(2,061)	$3,026
Basic weighted average Class A membership units outstanding	1.50	1.50
Basic weighted average Class B membership units outstanding	1,500,000.00	1,500,000.00
Diluted weighted average membership units outstanding	1,500,001.50	1,666,668.67
Net (loss)/income per Class A membership unit-basic	$(1.37)	$2.02
Net (loss)/income per Class B membership unit-basic	$(1.37)	$2.02
Per membership unit-diluted	$(1.37)	$1.82

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	For the three months ended March 31, 2010	For the three months ended March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(2,061)	$3,026
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and amortization	4,919	5,238
Amortization of deferred financing costs	214	172
Provision for doubtful accounts	(191)	276
Stock based compensation	53	-
Changes in operating assets and liabilities:
Accounts receivable	(1,572)	209
Inventories	(82)	(127)
Prepaid expenses and other current assets	523	491
Other assets	(106)	(310)
Accounts payable	(2,478)	(2,415)
Accrued expenses	(1,105)	(1,321)
Due from/to affiliates	(1,373)	682
Long term deposits	(10)	-
Net cash (used in)/provided by operating activities	(3,269)	5,921
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(696)	(1,393)
Increase in restricted cash	(1,737)	(1,935)
Net cash used in investing activities	(2,433)	(3,328)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	-	(5)
Net cash used in financing activities	-	(5)
(Decrease)/Increase in cash and equivalents	(5,702)	2,588
Cash and equivalents at beginning of year	13,901	32,444
Cash and equivalents at end of period	$8,199	$35,032

Supplemental Cash Flow Disclosure:
Cash paid for interest	$2,907	$1,521

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

The Company’s members consist of  (1) Colony Resorts LVH Holdings, LLC (“Holdings”), which is a wholly owned subsidiary of Colony Investors VI, L.P. (“Colony VI”), a discrete investment fund managed by an affiliate of Colony Capital LLC, (2) Colony Resorts LVH Co-Investment Partners, L.P. (“Co-Investment Partners”), (3) Colony Resorts LVH Coinvestment Voteco, LLC (“Coinvestment Voteco”) and (4) Colony Resorts LVH Voteco, LLC (“Voteco”), each of which purchased Class A or Class B Membership Units on June 18, 2004 in connection with the equity financing described in Note 5, (5) WH/LVH Managers Voteco, LLC (“Whitehall Voteco”) which acquired certain Class A Membership Units from Co-Investment Voteco on July 19, 2006 and (6) Nicholas L. Ribis (“Mr. Ribis”) who acquired certain Class A and Class B Membership Units from Voteco and Holdings, respectively, on November 21, 2006.

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

Interim Financial Statements

The accompanying condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results for the three-months ended March 31, 2010, are not necessarily indicative of results to be expected for the full fiscal year.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Reclassification

Certain reclassifications have been made to the 2010 and 2009 financial statements due to clarification on the presentation of certain gaming related expenses.  These reclassifications had no effect on net income or loss or on working capital or members’ equity.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In the third quarter of 2009, the Company adopted the Accounting Standards Codification (“ASC”).  The ASC is the single official source of authoritative, nongovernmental GAAP, other than guidance issued by the SEC.  The adoption of the ASC did not have a material impact on the financial Statements included herein.

In June 2009, Topic 810 was expanded.  Among other items, the related sections of Topic 810 respond to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities.  The related sections of Topic 810 are effective for calendar year companies beginning on January 1, 2010.  The related sections did not have a significant impact on the Company’s financial positions, results of operations, cash flows or disclosures.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” an amendment to ASC Topic 820, “Fair Value Measurements and Disclosures.”  This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements.  ASU No. 2010-06 is effective for the Company for interim and annual reporting beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. The Company has adopted this ASU in full with respect to the interim period ended March 31, 2010, and the adoption did not have a significant impact on the Company’s financial positions, results of operations, cash flows or disclosure.

A variety of proposed or otherwise potential accounting standards are currently under review and study by standard-setting organizations and certain regulatory agencies.  Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of any such proposed or revised standards would have on our unaudited Condensed Financial Statements.

2.  GOING CONCERN

The accompanying financial statements are prepared assuming that the Company will continue as a going concern.

The Company’s ability to meet debt requirements including interest payments, fund operations and make capital improvements depends on its ability to generate cash flow in the future and/or negotiate the terms of its debt. If adverse economic conditions persist, worsen or fail to improve significantly, the Company could experience further decreases in revenues due to reduced consumer spending levels, which would cause the Company to not generate sufficient cash to fund its liquidity needs or fail to satisfy the terms of its debt. The Company cannot assure that its business will generate sufficient cash flow from its operations in an amount necessary to enable it to pay its indebtedness or to fund its other liquidity needs.

As shown in the financial statements, the Company generated net losses of $2.1 million for the three months ended March 31, 2010.  At March 31, 2010, the Company had cash and cash equivalents of $8.2 million and an accumulated deficit of $60.0 million.  Additionally, the Company had a working capital deficiency of $6.1 million as of March 31, 2010.

The Company is evaluating a range of financial and strategic alternatives in addressing trends in the Company’s operating results and financial position. These alternatives include refinancing, restructuring the Company’s financial obligations or the infusion of capital by ownership.

The conditions and events described above raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

3. TERM LOAN

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

4.  RELATED PARTY TRANSACTIONS

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

The Company provides and/or receives services from affiliated companies.  The total net value of services received from the affiliated companies was approximately $466,000 for the three months ended March 31, 2010 and $517,000 for the three months ended March 31, 2009.

5.  REDEEMABLE MEMBERS’ INTERESTS

In connection with the closing of the Acquisition, the Company, Voteco, Co-Investment Voteco, Co-Investment Partners and Holdings entered into a Sale Right Agreement, dated June 18, 2004 (the “Sale Right Agreement”).   Pursuant to the terms of Co-Investment Partners’ partnership agreement, at any time after May 23, 2008, Whitehall (a limited partner in Co-Investment Partners and an affiliate of Goldman Sachs Commercial Mortgage Capital, L.P., the lender under the Term Loan) has the right to request that Co-Investment Partners purchase all of Whitehall’s interest in Co-Investment Partners at a purchase price determined by Whitehall.  Pursuant to the Sale Right Agreement, upon receiving notice from Whitehall that it has exercised the sale right the Company must, within forty-five days elect to either (i) purchase that portion of the Class B Membership Units which represent Whitehall’s interest in Co-Investment Partners or (ii) sell the Company in its entirety.  If the Company elects not to redeem the Class B Membership Units, it must appoint Goldman Sachs & Co. as its sole and exclusive agent for a period of one year to seek to sell the Company at a price extrapolated from the price Whitehall established for its interest in Co-Investment Partners.  In addition, on June 18, 2010, if the Company has not been sold pursuant to sale right above or otherwise, the Company shall appoint Goldman Sachs & Co. as its sole agent to seek to sell the Company at the best price obtainable unless Whitehall and Co-Investment Partners both agree not to sell the Company or to postpone such sale.  For purposes of the diluted membership unit calculation, it is assumed that the redemption of Whitehall’s interest or sale of the property will be consummated at fair value.  As of March 31, 2010, Whitehall has not exercised its sale right under this agreement.

6.  MEMBERSHIP INTERESTS

        In connection with and immediately prior to the Acquisition, the Company issued Class A Membership Units ("Class A Units") to Co-Investment Voteco and Voteco on a pro rata basis in proportion to the equity contributions made by each entity.  In addition, the Company issued Class B Membership Units ("Class B Units" and together with the Class A Units, the "Membership Units") to Co-Investment Partners and to Holdings, on a pro rata basis in proportion to the equity contributions made by each entity.  All of these entities are exiting affiliates of the Company.  Pursuant to the Company's Operating Agreement ("Operating Agreement") and following receipt of all required approvals from the Nevada Gaming

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Commission, Co-Investment Voteco transferred certain Class A Units to Whitehall Voteco, and as a result, Whitehall Voteco joined the Company as a member and became a party to the Operating Agreement effective July 19, 2006.  Pursuant to an Option Agreement between Mr. Ribis, Voteco and Holdings, Mr. Ribis exercised options to acquire Class A Units and Class B Units directly from Voteco and Holdings, respectively, and as a result, Mr. Ribis joined the Company as a member and became a party to the Operating Agreement effective November 21, 2006.

As of March 31, 2010, Voteco owns 0.585 Class A Units, Co-Investment Voteco owns 0.30 Class A Units, Whitehall Voteco owns 0.60 Class A Units and Mr. Ribis owns 0.015 Class A Units.  In addition, as of March 31, 2010, Holdings owns 585,000 Class B Units, Co-Investment Partners owns 900,000 Class B Units and Mr. Ribis owns 15,000 Class B Units.  Pursuant to the Operating Agreement, holders of Class A Units are entitled to one vote per unit in all matters to be voted on by voting members of the Company.  Holders of Class B Units are not entitled to vote, except as otherwise expressly required by law.

At the time of the closing of the Acquisition, a Transfer Restriction Agreement was executed by and among Thomas J. Barrack, Jr. (“Mr. Barrack”), Mr. Ribis, Co-Investment Partners and Co-Investment Voteco (the “Co-Investment Transfer Restriction Agreement”) and a Transfer Restriction Agreement was executed by and among Mr. Barrack, Voteco and Holdings (the “Voteco Transfer Restriction Agreement”).  At the time of the transfer of certain Class A Units to Whitehall Voteco from Co-Investment Voteco, a Transfer Restriction Agreement was executed by and among Stuart Rothenberg (“Mr. Rothenberg”), Brahm Cramer (“Mr. Cramer”) and Jonathan Langer (“Mr. Langer”) and together with Mr. Rothenberg and Mr. Cramer, the “Whitehall Voteco Members”, Whitehall Voteco and Co-Investment Partners (the “Whitehall Voteco Transfer Restriction Agreement”).  As of March 9, 2009, Mr. Rothenberg resigned from Whitehall Voteco.  As of March 11, 2009, Mr. Cramer resigned as a manager of Whitehall Voteco.  As of December 31, 2009, Mr Langer resigned as a manager of Whitehall Voteco.

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

7.  2004 INCENTIVE PLAN

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

The fair value of the option awards is estimated on the date of grant using an appraisal of the value of the Company and its membership units.  In September 2009 the number of options available for distribution was increased by the Company’s Board.  During 2009 the board of directors authorized and issued an additional 0.167 Class A Membership Units and an additional 16,667 Class B Membership Units.

There was approximately $53,202 of compensation cost related to the 16,667 options recognized in general and administrative expenses for the three months ended March 31, 2010.  The estimated fair value of the options at the date of grant was $19.15 per membership unit and was computed using the Black-Scholes-Merton option pricing model with the following weighted average assumptions: risk free interest rate of 3.66%; no expected dividend yields; and expected vesting periods of 36 months.  The following table sets forth the assumptions used to determine compensation cost for these options consistent with the requirements of ASC Topic 718.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Weighted-average assumptions:
Model	Black-Scholes
Number of options	16,667 options
Membership unit price	$100
Exercise unit price	$100
Dividend Yield	N/A
Volatility	5%
Risk-Free rate	3.66%
Valuation Date	September 29, 2009
Expiration Date	September 29, 2012

8.  COMMITMENTS AND CONTINGENCIES

Letters of Credit

Beginning in 2005 and annually thereafter, the Company was required to deliver irrevocable standby letters of credit in connection with its workers’ compensation insurance policies issued by its insurance carriers. In March 2009, the Company changed credit card processors, which required the Company to deliver an irrevocable standby letter of credit to the new processing bank. The letters of credit are secured by certificates of deposits in the same notional amounts as the corresponding letters of credit. The initial expiration dates of these letters of credit are for one year and are automatically extended for 90 days from their expiration date unless the issuing bank notifies the Company sixty days prior to such expiration dates that the letters of credit will not be renewed. As of March 31, 2010 and December 31, 2009, the certificates of deposit which secure the letters of credit totaled $3,538,750 and are included in restricted cash. As of March 31, 2010 and December 31, 2009, there were no amounts outstanding on the letters of credit.

Litigation

In the normal course of business, the Company is subject to various litigation, claims and assessments.  The Company is not currently a party to any material litigation and, it is not aware of any material action, suit or proceeding against it that has been threatened by any person.

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax. In July 2008, the Court denied the State’s motion for rehearing. For the three year period ended February 2008, the Company paid use tax on these items and has filed for refunds for the periods March 2005 through February 2008.  The amount subject to these refunds, excluding interest, is approximately $1.1 million. As of March 31, 2010, the Company had not recorded a receivable related to this matter.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements, the related notes to financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and the unaudited interim condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

The following discussion of the Company’s results of operations compares the three months ended March 31, 2010 to the three months ended March 31, 2009.

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

Summary Financial Information

The Hotel offers hotel, gaming, dining, entertainment, retail and spa amenities at one location in Las Vegas and under one operating segment.  Approximately 32% of the Hotel’s gross revenue is derived from gaming, while 35% is derived from room revenue.  Room revenue is significant because of the Hotel’s location next to the Las Vegas Convention Center and its related emphasis on the group, convention, and trade show business.

The following table summarizes the Hotel’s results of operations (in thousands):

	Three Months Ended March 31,
	2010	2009
Net revenues	$53,954	$60,418
Operating income	$1,024	$5,279
Net (loss)/income	$(2,061)	$3,026

Comparison of the Three Months Ended March 31, 2010 with the Three Months Ended March 31, 2009

     Revenue Information

The breakdown of the Property’s net revenue is as follows (dollars in thousands):

	Three Months Ended March 31,
	2010	2009	Percent Change
Casino	$19,638	$23,781	(17.4)%
Rooms	20,796	22,743	(8.6)%
Food and beverage	16,053	16,483	(2.6)%
Other revenue	3,524	3,940	(10.6)%
	60,011	66,947	(10.4)%
Less- promotional allowances	(6,057)	(6,529)	(7.2)%

Total net revenues	$53,954	$60,418	(10.7)%

 Casino

Casino revenue decreased $4.1 million, or 17.4%, to $19.6 million for the quarter ended March 31, 2010, compared to $23.8 million for the quarter ended March 31, 2009. The decrease in casino revenue was primarily due to a decrease in slot drop during the period and an unfavorable hold variance in the sports book.  The downturn in the economy has reduced the amount wagered by slot guests during the first quarter ended March 31, 2010 compared to the first quarter ended March 31, 2009.  Table game volume was also lower for the quarter ended March 31, 2010 when compared to the quarter ended March 31, 2009, but the decrease was partially offset by a higher hold percentage in the quarter ended March 31, 2010.  Other gaming revenue decreased approximately $2.0 million for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009.  The decrease was primarily due to the unusually high Super Bowl results in 2009.

The Casino operating department margin was 23.5% for the quarter ended March 31, 2010 compared to an operating department margin of 30.9% for the quarter ended March 31, 2009. The decrease in operating efficiency was primarily a result of proportionately higher labor and benefits compared with lower revenues quarter to quarter.

Rooms

For the quarter ended March 31, 2010, room revenue was $20.8 million, a decrease of $1.9 million from the quarter ended March 31, 2009. The decrease is primarily attributable to a decrease in average daily rate (ADR) offset by an increase in occupied room nights for the quarter ended March 31, 2010 compared to ADR and occupied room nights for the quarter ended March 31, 2009.

The Room operating department margin decreased to 65.1% for the three months ended March 31, 2010 compared to 69.6% for the three months ended March 31, 2009.  The decrease in operating margin was primarily a result of relatively fixed labor and benefits compared with lower revenues.

Food and Beverage

Food and beverage revenue for the quarter ended March 31, 2010 was $16.1 million which was relatively unchanged compared to $16.5 million for the quarter ended March 31, 2009. The slight decrease in  revenue was primarily due to a higher leisure guest count during the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009.

Food and beverage operating margins decreased from 35.5% during the quarter ended March 31, 2009 to 31.8% during the quarter ended March 31, 2010.  Reduced margins are the result of lower banquet and catering revenues during the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009.

Other

Other revenue includes retail sales, entertainment sales and miscellaneous income. Other revenue was approximately $3.5 million for the quarter ended March 31, 2010 compared to $3.9 million for the quarter ended March 31, 2009.  The slight decrease was due to lower entertainment ticket prices for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009.

Operating Cost and Expense Information

The breakdown of the Property’s operating costs and expenses is as follows (dollars in thousands):

	Three Months Ended March 31,
	2010	2009	Percent Change
Casino	$15,031	$16,424	(8.5)%
Rooms	7,264	6,907	5.2%
Food and beverage	10,951	10,628	3.0%
Other expense	1,917	2,457	(22.0))%
General and administrative	12,848	13,485	(4.7)%
Depreciation and amortization	4,919	5,238	(6.1)%

Total	$52,930	$55,139	(4.0)%

Operating Expenses

Operating expenses decreased $2.2 million for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009.  The decrease is primarily due to reduced casino marketing expenses, lower entertainment artist fees and decreased bad debt quarter over quarter.

Depreciation and amortization was relatively flat for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009.

Interest Expense

For the quarter ended March 31, 2010, interest expense totaled $3.1 million. For the quarter ended March 31, 2009, interest expense totaled $2.3 million.   The increase was due to higher interest rate spread for the months in the quarter ended March 31, 2010 compared to the months in the quarter ended March 31, 2009.

Liquidity and Capital Resources

Cash flows of the Company for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 consisted of the following:

Cash Flow - Operating Activities

Cash flow used in operations was $3.3 million for the three months ended March 31, 2010 compared to cash provided from operations of $5.9 million for the three months ended March 31, 2009 a decrease of $9.2 million.  The decrease in operating cash flow was primarily from lower operating results for the first quarter of 2010 compared to the first quarter of 2009.  Payments to affiliates also reduced operating cash flow between the two periods.

As of March 31, 2010, the Company had cash and equivalents of $8.2 million of which $4.2 million was cash in the casino to fund daily casino operations. For the remainder of 2010, the Company anticipates that cash requirements will exceed cash expected to be generated from operations.  The Company is evaluating a range of financial and strategic alternatives to address its cash requirements.

Cash Flows - Investing Activities

For the quarter ended March 31, 2010, the Company expended approximately $696 thousand on capital projects for the three months and expects to spend nominal amounts on capital expenditure projects in 2010.  Any additional 2010 capital expenditure projects will be financed from existing cash balances and 2010 operating cash flow.

The Company also restricted $1.7 million of cash.  Restrictions on cash balances are due to gaming regulations, term loan requirements and restrictions imposed by certain vendors.

Cash Flows - Financing Activities

The Company had no cash transactions that were classified as financing activities for the three months ended March 31, 2010. The Term Loan has a balance of $230 million and  no additional funding is available.

Interest on the Term Loan accrues at a rate of one month LIBOR plus 3.5%.  The LIBOR rate has a minimum of 1.5%.  The Term Loan provides for no amortization during the term. The Term Loan is collateralized by a first priority deed of trust on the Hotel.

Pursuant to the terms of the Term Loan, the Company purchased an interest rate cap with LIBOR strike rate of 5.75% for the first two years of the Term Loan and an interest rate cap with LIBOR strike rate of 6.25% for any extension periods.  The value of the interest rate cap as of March 31, 2010 was zero.

The Term Loan had an original expiration date of May 10, 2008.  Upon the satisfaction of certain conditions, the Term Loan provided for three, one year extensions.  The Company exercised the first extension option in 2008.  On August 14, 2009 the Company and Goldman Sachs Mortgage Company (the Lender) executed the First Amendment to Loan Agreement and Omnibus Loan Modification Agreement.  The agreement extended the Term Loan due date for two years.  Also as part of the loan modification, the Company was required to obtain a new extension rate cap agreement, pay an extension fee and out-of-pocket expenses incurred by the lender and meet certain debt yield benchmarks.  The Company paid $20 million in principal during 2009 as part of the negotiated extension.  The loan now has a due date of June 1, 2011.

Other Factors Affecting Liquidity

Covenants under the term loan restrict the Company’s future borrowing capacity. However, subject to certain conditions, the term loan does permit the Company to incur additional debt to fund working capital. If circumstances warrant, the Company may seek to obtain a working capital line of credit.

The Company's independent registered public accounting firm included an explanatory paragraph that expresses substantial doubt as to the Company's ability to continue as a going concern in their audit reports contained in this Annual Report on Form 10-K for the year ended December 31, 2009.  The Company cannot provide any assurance that it will in fact operate its business profitably, maintain existing financings, or obtain sufficient financing in the future to sustain its business in the event the Company is not successful in its efforts to generate sufficient revenue and operating cash flow.

The Company’s ability to continue as a going concern will be determined by its ability to obtain additional funding or restructure or negotiate waivers on the Company’s existing indebtedness and to generate sufficient revenue to cover operating expenses.  The accompanying condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

The Company is evaluating a range of financial and strategic alternatives in addressing trends in the Company’s operating results and financial position.  These alternatives include refinancing, restructuring the Company’s financial obligations or the infusion of capital by ownership.

Contractual Obligation and Other Commitments

The following table summarizes the Company’s contractual obligations and commitments (amount in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In Thousands)
Long-Term Debt Obligation
Term Loan (a)	$-	$230,000	$-	$-	$230,000
Variable interest payments (b)	12,458	2,108	-	-	14,566
Contractual Obligations
Employment agreements (c)	2,282	1,321	457	-	4,060
Licensing agreement (d)	-	-	-	-	-
Operating leases(e)	385	228	44	-	657
Consulting agreement (f)	188	-	-	-	188

	$15,313	$233,657	$501	$-	$249,471

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

(e)	The Company is party to operating leases for office and telephone equipment with original terms of three to five years.
(f)	The Company has entered into a consulting agreement for hotel yield management and hotel and administrative cost control. The consulting agreement has been terminated effective July 1, 2010.

Off-Balance Sheet Arrangements

The Company is not currently subject to any off-balance sheet arrangements which it believes will have a material adverse impact on its financial condition.

Debt Instruments

The following table provides information about the Company’s long-term debt at March 31, 2010 (amounts in thousands):

	Maturity Date	Face Amount	Carry Value	Fair Value

Term Loan	June, 2011	$230,000	$230,000	$195,500

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

Reclassification

Certain reclassifications have been made to the 2010 and 2009 financial statements due to clarification on the presentation of certain gaming related expenses.  These reclassifications had no effect on net income or loss or on working capital or members’ equity.

Recent Accounting Pronouncements

In the third quarter of 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  The ASC is the single official source of authoritative, nongovernmental GAAP, other than guidance issued by the SEC.  The adoption of the ASC did not have a material impact on the financial statements included herein.

In June 2009, the FASB issued amendments related to Topic 810. Among other items, the related sections of Topic 810 respond to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities.  The related sections of Topic 810 are effective for calendar year companies beginning on January 1, 2010 and were adopted by the Company as of that date.  The adoption did not have a material impact on the financial position, results of operations, cash flows, or disclosures of the Company.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” an amendment to ASC Topic 820, “Fair Value Measurements and Disclosures.”  This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements.  ASU No. 2010-06 is effective for the Company for interim and annual reporting beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. The Company has adopted this ASU in full with respect to the interim period ended March 31, 2010, and the adoption did not have a significant impact on the Company’s financial positions, results of operations, cash flows or disclosure.

A variety of proposed or otherwise potential accounting standards are currently under review and study by standard-setting organizations and certain regulatory agencies.  Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of any such proposed or revised standards would have on our unaudited Condensed Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  The Company’s primary exposure to market risk is interest rate risk associated with its variable rate long-term debt.   If LIBOR were to increase 100 basis points and there were no additional borrowings, interest expense would increase approximately $2.3 million annually.  The Company attempts to manage its interest rate risk by entering into interest rate cap agreements.  The Company does not hold or issue financial instruments for trading purposes and does not enter into derivative transactions that would be considered speculative positions.  The derivative financial instruments consist exclusively of interest rate cap agreements.  Differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expenses.

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

10.16	Services Agreement, dated June 18, 2004, between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel and Casino, Inc.****
10.17	Joint Marketing Agreement, by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc.****
10.18	Joint Services Agreement, by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc.****
10.19	Employment Agreement, dated as of May 11, 2003, between LVH Corporation and Thomas Page.****

EXHIBIT NUMBER	(continued)

10.20	Addendum to Employment Agreement, dated as of June 22, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Thomas Page.****
10.21	Addendum to Employment Agreement, dated as of April 28, 2006, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser ++
10.22	Addendum to Employment Agreement, dated as of April 28, 2006, by and between Colony Resorts LVH Acquisitions, LLC and Ken Ciancimino ++
10.23	Loan Agreement dated as of May 11, 2006, between Colony Resorts LVH Acquisitions, LLC and Goldman Sachs Commercial Mortgage Capital, L.P. +++
10.24	First Amendment to the Colony Resorts LVH Acquisitions, LLC 2004 Incentive Plan ++++
10.25	Amended and Restated Joint Services Agreement, dated as of April 26, 2005 by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc. +++++
10.26	Amended and Restated Joint Marketing Agreement, dated as of April 26, 2006 by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc. +++++
10.27	Employment Agreement dated as of October 15, 2007 by and between Colony Resorts LVH Acquisition, LLC and Joseph DeRosa ++++++
10.28	Amended and Restated License Agreement dated as of January 1, 2009 by and between Colony Resorts LVH Acquisitions, LLC and HLT Existing Franchise Holding, LLC +++++++
10.29	Second Addendum to Employment Agreement dated as of December 8, 2008 by and between Colony Resorts LVH Acquisitions, LLC and Robert E. Schaffhauser ++++++++
10.30	Second Addendum to Employment Agreement dated as of December 8, 2008 by and between Colony Resorts LVH Acquisitions, LLC and Kenneth M. Ciancimino ++++++++
10.31	Third Addendum to Employment Agreement dated as of March 2, 2010 by and between Colony Resorts LVH Acquisitions, LLC and Kenneth M. Ciancimino #
14.1	Code of Ethics*******
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

METHOD OF FILING
*	Incorporated by reference to the Registrant’s Form 10, filed March 15, 2004 (File Number 0-50635).
**	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 10, filed April 26, 2004 (File Number 0-50635).
***	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Form 10, filed June 17, 2004 (File Number 0-50635).
+	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed June 28, 2004 (File Number 0-50635).
****	Incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to Form 10 filed August 13, 2004 (File Number 0-50635).
*****	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 23, 2004 (File Number 0-50635).
******	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q/A filed September 9, 2004 (File Number 0-50635).
******	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed November 15, 2004 (File Number 0-50635).
*******	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 31, 2004 (File Number 000-50635)
++	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 14, 2006.
+++	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed May 19, 2006.
++++	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed November 14, 2006
+++++	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 30, 2007 (File Number 000-50635)
+++++++	Incorporate by reference to Registrant’s Current Report on Form 8-K filed January 5, 2009
++++++++	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 26, 2009 (File Number 000-50635)
#	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed May 14, 2010 (File Number 000-50635)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONY RESORTS LVH ACQUISITIONS, LLC

Date: May 14, 2010	By:	/s/ David Monahan
David Monahan
Chief Executive Officer and General Manager

Date: May 14, 2010	By:	/s/ Robert Schaffhauser
Robert Schaffhauser
Executive Vice President of Finance