Form 10-Q
period 2010-06-30
COLONY RESORTS LVH ACQUISITIONS LLC
filed 2010-08-13
CIK 1282607

10-Q 2 d10q.htm FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of August 13, 2010 there were 1.5 Class A Membership Units outstanding and there were 1,500,000 Class B Membership Units outstanding.

COLONY RESORTS LVH ACQUISITIONS, LLC

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COLONY RESORTS LVH ACQUISITIONS, LLC

	UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS:

	CONDENSED BALANCE SHEETS	1

	UNAUDITED CONDENSED STATEMENTS OF OPERATIONS	2

	UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS	4

	NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

ITEM 4.	CONTROLS AND PROCEDURES	22

PART II.	OTHER INFORMATION	23

ITEM 6.	EXHIBITS	23

SIGNATURES		26

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	June 30, 2010	December 31, 2009*
	(Unaudited)
Assets
CURRENT ASSETS:
Cash and equivalents	$8,445	$13,901
Restricted cash	1,845	2,407
Accounts receivable, net of allowance for doubtful
accounts of $6,122 at June 30, 2010 and $6,248 at December 31, 2009	11,552	9,013
Inventories	2,498	2,541
Prepaid expenses and other current assets	4,831	4,559
Total current assets	29,171	32,421
PROPERTY AND EQUIPMENT, NET	319,564	327,315
RESTRICTED CASH	3,335	5,290
OTHER ASSETS, NET	1,650	1,978
Total assets	$353,720	$367,004

Liabilities and Members’ Equity
CURRENT LIABILITIES:
Accounts payable	$9,767	$9,547
Accrued expenses	27,274	28,722
Due to affiliates	1,866	2,085
Total current liabilities	38,907	40,354
TERM LOAN	230,000	230,000
LONG TERM DEPOSITS	63	68
Total liabilities	268,970	270,422
COMMITMENTS AND CONTINGENCIES
REDEEMABLE MEMBERS’ EQUITY	61,800	61,800
MEMBERS’ EQUITY	22,950	34,782
Total liabilities and members’ equity	$353,720	$367,004

___________

 *Condensed from audited financial statements.

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	For the three months ended June 30, 2010	For the three months ended June 30, 2009
Revenues:
Casino	$15,629	$17,128
Rooms	19,436	17,295
Food and beverage	15,739	14,081
Other revenue	2,657	2,743
Total revenue	53,461	51,247
Less: promotional allowances	(5,920)	(5,748)
Net revenues	47,541	45,499
Expenses:
Casino	14,716	15,769
Rooms	7,449	7,146
Food and beverage	11,036	10,007
Other expense	1,877	2,222
General and administrative	13,129	13,435
Depreciation and amortization	4,924	5,252
Total expense	53,131	53,831
Operating loss	(5,590)	(8,332)
Interest expense	4,261	2,220
Net loss	$(9,851)	$(10,552)
Net loss allocation
Allocable to Class A	$-	$-
Allocable to Class B	$(9,851)	$(10,552)
Basic weighted average Class A membership units outstanding	1.50	1.50
Basic weighted average Class B membership units outstanding	1,500,000.00	1,500,000.00
Diluted weighted average membership units outstanding	1,500,001.50	1,500,001.50
Net loss per Class A membership unit-basic	$(6.57)	$(7.03)
Net loss income per Class B membership unit-basic	$(6.57)	$(7.03)
Per membership unit-diluted	$(6.57)	$(7.03)

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except unit data)

	For the six months ended June 30, 2010	For the six months ended June 30, 2009
Revenues:
Casino	$35,268	$40,909
Rooms	40,232	40,038
Food and beverage	31,791	30,564
Other revenue	6,181	6,683
Total revenue	113,472	118,194
Less: promotional allowances	(11,978)	(12,277)
Net revenues	101,494	105,917
Expenses:
Casino	29,747	32,193
Rooms	14,713	14,053
Food and beverage	21,988	20,634
Other expense	3,794	4,680
General and administrative	25,976	26,920
Depreciation and amortization	9,843	10,490
Total expense	106,061	108,970
Operating loss	(4,567)	(3,053)
Interest expense	7,345	4,473
Net loss	$(11,912)	$(7,526)
Net loss Allocation
Allocable to Class A	$-	$-
Allocable to Class B	$(11,912)	$(7,526)
Basic weighted average Class A membership units outstanding	1.50	1.50
Basic weighted average Class B membership units outstanding	1,500,000.00	1,500,000.00
Diluted weighted average membership units outstanding	1,500,001.50	1,500,001.50
Net loss per Class A membership unit-basic	$(7.94)	$(5.02)
Net loss per Class B membership unit-basic	$(7.94)	$(5.02)
Per membership unit-diluted	$(7.94)	$(5.02)

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except unit data)

CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2010	For the six months ended June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,912)	$(7,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,843	10,490
Amortization of deferred financing costs	428	334
Provision for doubtful accounts	(398)	14
Stock based compensation	80	-
Changes in assets and liabilities:
Accounts receivable	(2,142)	2,605
Inventories	43	58
Prepaid expenses and other current assets	(271)	(1,012)
Other assets	38	234
Accounts payable	219	(2,940)
Accrued expenses	(1,448)	(4,019)
Due to affiliates	(218)	40
Long term deposits	(5)	-
Net cash used in operating activities	(5,743)	(1,722)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(2,093)	(3,695)
Decrease / (Increase) in restricted cash	2,517	(706)
Net cash provided by / (used in) investing activities	424	(4,401)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(137)	(5)
Net cash used in financing activities	(137)	(5)
Decrease in cash and equivalents	(5,456)	(6,128)
Cash and equivalents at beginning of year	13,901	32,444
Cash and equivalents at end of period	$8,445	$26,316

Supplemental Cash Flow Disclosure:
Cash paid for interest	$4,798	$3,552

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

The Company’s members consist of  (1) Colony Resorts LVH Holdings, LLC (“Holdings”), which is a wholly owned subsidiary of Colony VI, a discrete investment fund managed by an affiliate of Colony Capital, (2) Colony Resorts LVH Co-Investment Partners, L.P. (“Co-Investment Partners”), (3) Colony Resorts LVH Coinvestment Voteco, LLC (“Coinvestment Voteco”) and (4) Colony Resorts LVH Voteco, LLC (“Voteco”), each of which purchased Class A or Class B Membership Units on June 18, 2004 in connection with the equity financing described in Note 5, (5) WH/LVH Managers Voteco, LLC (“Whitehall Voteco”) which acquired certain Class A Membership Units from Co-Investment Voteco on July 19, 2006 and (6) Nicholas L. Ribis (“Mr. Ribis”) who acquired certain Class A and Class B Membership Units from Voteco and Holdings, respectively, on November 21, 2006.  Collectively these members are referred to as the “members”.

Prior to June 18, 2004, the Company had conducted no business other than in connection with the execution of the Purchase and Sale Agreement, relating to the acquisition of substantially all of the assets and certain liabilities of LVH Corporation, a Nevada corporation (“LVH”) (the “Acquisition”). LVH is a wholly owned subsidiary of Caesars Entertainment, Inc., formerly Park Place Entertainment Corporation (“Caesars”), that prior to the Acquisition operated the Hotel. Commencing June 18, 2004, the operations, assets and liabilities of the Property are included in the Company’s financial statements.

Interim Financial Statements

The accompanying condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results for the six-months ended June 30, 2010, are not necessarily indicative of results to be expected for the full fiscal year.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed and evaluated, as determined necessary by the Company’s management, events that have occurred after June 30, 2010, up until the issuance of the financial statements which occurred on August 13, 2010.

Use of Estimates

The preparation of the unaudited condensed financial statements in accordance with U.S. generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses; including related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates those estimates, including those related to asset impairments, accruals for slot and table game marketing points, compensation and related benefits, revenue recognition, allowance for doubtful accounts, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

In June 2009, ASC Topic 810 was expanded.  Among other items, the related sections of Topic 810 respond to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities.  The related sections of Topic 810 are effective for calendar year companies beginning on January 1, 2010.  The related sections did not have a significant impact on the Company’s financial positions, results of operations, cash flows or disclosures.

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

2.  GOING CONCERN

The accompanying condensed financial statements are prepared assuming that the Company will continue as a going concern.

As shown in the financial statements, the Company generated net losses for the three months and six months ended June 30, 2010 and the Company had an accumulated deficit and a working capital deficiency at June 30, 2010.

The conditions and events described above raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

On July 30, 2010, the Company entered into an agreement with its lender which improves the Company’s ability to meet its debt requirements, to fund operations, and to make capital improvements.  The terms of the agreement are reflected in Note 3 – Term Loan.

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On August 14, 2009, the Company extended the First Amendment to the Term Loan which extended the loan until June 1, 2011. The Company was required to 1) pay an initial principal payment of $15 million, 2) pay an extension fee of $1.175 million, 3) pay an exit fee of $75,000 for the initial principal payment, 4) purchase an interest rate cap at a cost of $37,500, and 5) pay any out-of-pocket expenses incurred by the lender. On October 30, 2009 the Company was required to pay an additional principal payment of $5.0 million and an exit fee of $25,000 for the additional principal payment. Interest on the loan is based on LIBOR plus 2.9% with a minimum LIBOR rate of 1.5%. Interest will increment to LIBOR plus 3.5% from July 2009 through May 2010 and LIBOR plus 4.0% from June 2010 through May 2011.

On July 30, 2010, the Company executed the Second Amendment to the Term Loan, which extended the loan until December 31, 2012 and provided the Company with additional loan advances of $22 million.  The Company received an initial advance on July 30, 2010 of $6.7 million offset by $3.1 million in accrued interest and $0.8 million in closing and loan costs which include an interest rate cap in the amount of $124,000.  As of June 30, 2010, interest totaling $1.1 million was accrued at the default interest rate of 5.0%.  The remaining funding of the advance, $15.3 million, will be funded on or before August 20, 2010 and will be partially offset by $1.5 million in lender fees.  Upon funding of the loan advances, the Company’s debt will increase to $252 million.  The Second Amendment to the Term Loan provides that interest on the loan will be based on LIBOR plus a 4% spread with a minimum LIBOR rate of 1.5%.  The spread will increase 0.5% beginning in July 2011 and will increment 0.5% every six months to a maximum of 5.5%.  The Company can, if needed, defer making interest payments to a maximum of $10 million.

The Second Amendment to the Term Loan provides for additional liquidity to be provided by the Company’s members above the loan advances made by the lender.  Members of the Company are required to make capital contributions, if necessary, up to a maximum of $20 million.

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

The Company provides and/or receives services from affiliated companies.  The total net value of services received from the affiliated companies and which was included in expenses was approximately $924,000 for the six month ended June 30, 2010 and $1,131,000 for the six months ended June 30, 2009.

5.  REDEEMABLE MEMBERS’ EQUITY

In connection with the closing of the Acquisition, the Company, Voteco, Co-Investment Voteco, Co-Investment Partners and Holdings entered into a Sale Right Agreement, dated June 18, 2004 (the “Sale Right Agreement”).   Pursuant to the terms of Co-Investment Partners’ partnership agreement, at any time after May 23, 2008, Whitehall (a limited partner in Co-Investment Partners and an affiliate of Goldman Sachs Commercial Mortgage Capital, L.P., the lender under the new Term Loan) has the right to request that Co-Investment Partners purchase all of Whitehall’s interest in Co-Investment Partners at a purchase price determined by Whitehall.  Pursuant to the Sale Right Agreement, upon receiving notice from Whitehall that it has exercised the sale right the Company must, within forty-five days elect to either (i) purchase that portion of the Class B Membership Units which represent Whitehall’s interest in Co-Investment Partners or (ii) sell the Company in its entirety.  If the Company elects not to redeem the Class B Membership Units, it must appoint Goldman Sachs & Co. as its sole and exclusive agent for a period of one year to seek to sell the Company at a price extrapolated from the price Whitehall established for its interest in Co-Investment Partners.  The Sale Right Agreement further provides that on June 18, 2010, if the Company has not been sold pursuant to sale right above or otherwise, the Company shall appoint Goldman Sachs & Co. as its sole agent to seek to sell the Company at the best price obtainable unless Whitehall and Co-Investment Partners both agree not to sell the Company or to postpone such sale.  For purposes of the diluted membership unit calculation, it is assumed that the redemption of Whitehall’s interest or sale of the property will be consummated at fair value.  To date, Whitehall has chosen not to exercise its sale right and Goldman Sachs & Co. has declined to serve as the sole agent to seek the sale of the Company.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

There was approximately $80,000 of compensation cost related to the 16,667 options recognized in general and administrative expenses for the six months ended June 30, 2010.  The estimated fair value of the options at the date of grant was $19.15 per membership unit and was computed using the Black-Scholes-Merton option pricing model with the following weighted average assumptions: risk free interest rate of 3.66%; no expected dividend yields; and expected vesting periods of 36 months.  The following table sets forth the assumptions used to determine compensation cost for these options consistent with the requirements of ASC Topic 718.

Weighted-average assumptions:
Model	Black-Scholes
Number of options	16,667 options
Membership unit price	$100
Exercise unit price	$100
Dividend Yield	N/A
Volatility	5%
Risk-Free rate	3.66%
Valuation Date	September 29, 2009
Expiration Date	September 29, 2012

8.  COMMITMENTS AND CONTINGENCIES

Letters of Credit

Beginning in 2005 and annually thereafter, the Company was required to deliver irrevocable standby letters of credit in connection with its workers’ compensation insurance policies issued by its insurance carriers. In March 2009, the Company was required to deliver an irrevocable standby letter of credit to a new credit card processor.  The letters of credit are secured by certificates of deposits in the same notional amounts as the corresponding letters of credit. The initial expiration dates of these letters of credit are for one year and are automatically extended for 90 days from their expiration date unless the issuing bank notifies the Company sixty days prior to such expiration dates that the letters of credit will not be renewed. As of June 30, 2010 and December 31, 2009, the certificates of deposit which secure the letters of credit total $3,325,000 and $3,538,750, respectively, and are included in restricted cash. As of June 30, 2010 and December 31, 2009, there were no amounts outstanding on the letters of credit.

Litigation

In the normal course of business, the Company is subject to various litigation, claims and assessments.  The Company is not currently a party to any material litigation and, it is not aware of any material action, suit or proceeding against it that has been threatened by any person.

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax. In July 2008, the Court denied the State’s motion for rehearing. For the three year period ended February 2008, the Company paid use tax on these items and has filed for refunds for the periods March 2005 through February 2008.  The amount subject to these refunds, excluding interest, is approximately $1.1 million. As of June 30, 2010, the Company had not recorded a receivable related to this matter.

9.  Subsequent Event

The Company entered into a Second Amendment to the Loan Agreement dated July 30, 2010 which amended the Term Loan originally entered into on May 11, 2006.  The modified loan will increase the principal amount of the loan by $22 million subject to terms and conditions of the Loan Agreement.  At the date of signing the lender advanced $6.7 million net of $3.1 million to cure default interest accrued from June 1, 2010 and certain fees and expenses.  On or before August 20, 2010 the second advance totaling $15.3 million will be provided.  The Second Amendment to the Loan Agreement extended the due date of the term loan to December 31, 2012 and calls for interest to be paid at LIBOR plus 4.0% through June 2011.  The LIBOR rate has a minimum rate of 1.5%.  The LIBOR spread increases 0.5% at six month increments beginning July 2011 through December 2012.

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

Overview

The following discussion of the Company’s results of operations compares the three months and six months ended June 30, 2010, to the three months and six months ended June 30, 2009, respectively.

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

Comparison of the Three Months Ended June 30, 2010 with the Three Months Ended June 30, 2009

Summary Financial Information

The Hotel offers hotel, gaming, dining, entertainment, retail and spa amenities at one location in Las Vegas and under one operating segment.  Approximately 29% of the Hotel’s gross revenue is derived from gaming, while 36% is derived from room revenue.  Room revenue is significant because of the Hotel’s location next to the Las Vegas Convention Center and its related emphasis on the group, convention, and trade show business.

The following table summarizes the Hotel’s results of operations (dollars in thousands):

	Three Months Ended June 30,
	2010	2009

Net revenues	$47,541	$45,499
Operating loss	(5,590)	(8,332)
Net loss	(9,851)	(10,552)

     Revenue Information

The breakdown of the Property’s net revenue is as follows (in thousands):

	Three Months Ended June 30,
	2010	2009	Percent Change
Casino	$15,629	$17,128	(8.8))%
Rooms	19,436	17,295	12.4%
Food and beverage	15,739	14,081	11.8%
Other revenue	2,657	2,743	(3.1))%
	53,461	51,247	4.3%
Less: promotional allowance	(5,920)	(5,748)	3.0%
Net revenues	$47,541	$45,499	4.5%

Casino

Casino revenue decreased $1.5 million, or 8.8%, to $15.6 million for the quarter ended June 30, 2010, compared to $17.1 million for the quarter ended June 30, 2009. The decrease in casino revenue was due to a $0.1 million increase in table game win, a $1.0 million decrease in slot win and a $0.6 million decrease in  race and sportsbook win.  The increase in table games revenue basically unchanged between the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009.  The decrease in slot win is primarily the result of lower drop for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009.  The decrease in volume is due to the general economic downturn and fierce competition.   The decrease in race and sportsbook win is primarily due to a lower hold for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009.

The Casino operating department margin was 5.8% for the quarter ended June 30, 2010.  The operating department margin was 7.9% for the quarter ended June 30, 2009.  The decrease in operating margin was primarily due to declining revenues.

Rooms

For the quarter ended June 30, 2010, room revenue was $19.4 million, an increase of $2.1 million from the quarter ended June 30, 2009. The increase is attributable to a $6 increase in the average daily room rate and approximately 11,000 additional rented room nights for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009.

The rooms operating department margin was 61.7% for the quarter ended June 30, 2010.  The operating department margin was 58.7% for the quarter ended June 30, 2009.  The increased operating margin was primarily due to efficiencies in labor for the quarter ended June 30, 2010.

Food and Beverage

Food and beverage revenue for the quarter ended June 30, 2010 was $15.7 million compared to $14.1 million for the quarter ended June 30, 2009 - an increase of $1.7 million or 11.8%. The increase in revenue was primarily due to a more favorable convention calendar in the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009.  The operating margins were slightly higher with an operating margin of 29.9% for the quarter ended June 30, 2010 compared to an operating margin of 28.9% for the quarter ended June 30, 2009.

Other

Other Revenue includes retail sales, entertainment sales and miscellaneous income. Other Revenue was approximately $2.7 million for the quarter ended June 30, 2010 and also for the quarter ended June 30, 2009.  Entertainment revenue was higher for the second quarter of 2010 compared to the second quarter of 2009 which was offset by lower retail and miscellaneous income for the same quarters.

Operating Cost and Expense Information

The breakdown of the Property’s operating costs and expenses is as follows (dollars in thousands):

	Three Months Ended June 30,
	2010	2009	Percent Change
Casino	$ 14,716	$ 15,769	(6.7) %
Rooms	7,449	7,146	4.2%
Food and beverage	11,036	10,007	10.3%
Other	1,877	2,222	(15.5) %
General and administrative	13,129	13,435	(2.3) %
Depreciation and amortization	4,924	5,252	(6.2) %

Total	$ 53,131	$ 53,831	(1.3) %

 Operating Expenses

Operating expenses were $53.1 million for the quarter ended June 30, 2010 compared to $53.8 million for the quarter ended June 30, 2009.  Lower casino operating expenses were offset by higher rooms and food and beverage expenses for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009.

Depreciation and amortization decreased from $5.2 million for the quarter ended June 30, 2009 to $4.9 million for the quarter ended June 30, 2010.  The decrease was due to short-lived assets included in the original purchase becoming fully depreciated.

Interest Expense

For the three months ended June 30, 2010, interest expense totaled $4.3 million. For the three months ended June 30, 2009, interest expense totaled $2.2 million. The increase of $2.0 million is due to the required minimum LIBOR index floor of 1.5% for the quarter ended June 30, 2010 and a premium interest rate due as set forth in the Second Amendment to the Term Loan in the amount of $1.1 million from May 6, 2010 through June 30, 2010.  A minimum LIBOR index was not required for the quarter ended June 30, 2009.

Comparison of the Six Months Ended June 30, 2010 with the Six Months Ended June 30, 2009

Summary Financial Information

The following table summarizes the Hotel’s results of operations (dollars in thousands):

	Six Months Ended June 30,
	2010	2009

Net revenues	$101,494	$105,917
Operating loss	(4,567)	(3,053)
Net loss	(11,912)	(7,526)

     Revenue Information

The breakdown of the Property’s net revenue is as follows (dollars in thousands):

	Six Months Ended June 30,
	2010	2009	Percent Change
Casino	$35,268	$40,909	(13.8))%
Rooms	40,232	40,038.5%
Food and beverage	31,791	30,564	4.0%
Other revenue	6,181	6,683	(7.5))%
	113,472	118,194	(4.0))%
Less: promotional allowance	(11,978)	(12,277)	(2.4))%

Net revenues	$101,494	$105,917	(4.2))%

Casino

Casino revenue decreased $5.6 million, or 13.8%, to $35.3 million for the six months ended June 30, 2010, compared to $40.9 million for the six months ended June 30, 2009.  The decrease was primarily from reduced slot and race and sports book win.  Slot revenue decreased $3.1 million for the first six months of 2010 compared to the first six months of 2009.  Race and sports book revenue decreased $2.6 million for the first six months of 2010 compared to the first six months of 2009.  The decrease in slot win was primarily due to a decrease in drop.  The general economic downturn and a highly competitive environment have resulted in less volume in 2010.   The decrease in race and sports book revenue is primarily due to a lower hold percentage for the six months ended June 30, 2010.  The hold percentage for the six months ended June 30, 2009 was extraordinarily high due to the favorable outcome of Super Bowl betting.

The Casino operating department margin was 15.7% for the six months ended June 30, 2010.  The Casino operating department margin was 21.3% for the six months ended June 30, 2009.  The lower operating margin was the result of higher promotional spending in relation to lower casino revenues for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Rooms

For the first six months ended June 30, 2010, room revenue was $40.2 million, approximately the same as the room revenue of $40.0 million for the six months ended June 30, 2009.  Slightly higher occupancy was achieved for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 which was offset by a slightly lower average daily rate between the six month periods.  The 2010 convention calendar was more favorable with more June conventions compared to 2009.

The Room operating department margin was relatively unchanged between the two six month periods.  The Room operating margin for the first half of 2010 was 63.4%; the room operating margin for the first half of 2009 was 64.9%.  Costs associated with operating the Hotel held constant with the unchanged Hotel revenue.

Food and Beverage

Food and Beverage revenue for the six months ended June 30, 2010 was $31.8 million, an increase of $1.2 million from $30.6 million for the six months ended June 30, 2009.  The operating margin of 30.8% for the first six months of 2010 decreased from the operating margin of 32.5% for the six months of 2009.  The decrease was primarily due to slightly higher cost of goods for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Other

Other Revenue includes retail sales, entertainment sales and miscellaneous income. Other Revenue was approximately $6.2 million for the six months ended June 30, 2010 compared to $6.7 million for Other Revenue reported for the six months ended June 30, 2009.  Entertainment revenue was higher for the first half of 2009 compared to the first half of 2010 because more scheduled headliner performances in 2010 were engaged through “four wall” agreements, in which the producer pays the artist’s fees directly and retains the ticket sales.

Operating Cost and Expense Information

The breakdown of the Property’s operating costs and expenses is as follows (dollars in thousands):

	Six Months Ended June 30,
	2010	2009	Percent Change
Casino	$29,747	$32,193	(7.6))%
Rooms	14,713	14,053	4.7%
Food and beverage	21,988	20,634	6.6%
Other expense	3,794	4,680	(18.9))%
General and administrative	25,976	26,920	(3.5))%
Depreciation and amortization	9,843	10,490	(6.2))%

Total	$106,061	$108,970	(2.7))%

Operating Expenses

Operating expenses decreased $2.9 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  The decrease was primarily due to volume related expenses especially in the casino division.

Interest Expense

For the six months ended June 30, 2010, interest expense totaled $7.3 million. For the six months ended June 30, 2009, interest expense totaled $4.5 million. The increase of $2.9 million is due to the loan modification which established a LIBOR rate floor of 1.5% for the six months ended June 30, 2010 and also due to an interest premium charged for the loan default from May 6, 2010 through June 30, 2010 in the amount of $1.3 million.  The previous loan terms which were in effect during the six months ended June 30, 2009 did not require a LIBOR rate floor.

Liquidity and Capital Resources

Cash flows of the Company for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 consisted of the following:

Cash Flow - Operating Activities

Cash flow used in operations was $5.7 million for the six months ended June 30, 2010 compared to cash flow used in operations of $1.7 million for the six months ended June 30, 2009.  The decrease in operating cash flow was primarily the result of the increase in net loss.  A net loss of $11.9 million for the six months ended June 30, 2010 compares to a net loss of $7.5 million for the six months ended June 30, 2009.

As of June 30, 2010, the Company had cash and equivalents of $8.4 million of which $3.3 million was cash in the casino used to fund daily operations.  The Company has renegotiated its Term Loan subsequent to June 30, 2010.  See Note 3 and 9 of these financial statements.

Cash Flows - Investing Activities

For the six months ended June 30, 2010, $0.4 million of cash was provided by investing activities of which $2.1 million was used for additions to property and equipment. Restricted Cash decreased $2.5 million with the reduction of certain escrow accounts required by the Term Loan.  For the six months ended June 30, 2009, $4.4 million was used to fund investing activities of which $3.7 million of cash was used for additions to property and equipment.

Cash Flows - Financing Activities

For the six months ended June 30, 2010, $137 thousand of debt issuance costs were expended.  During the six months ended June 30, 2009, $5 thousand of debt issuance costs were incurred.  At June 30, 2010 the Term Loan has a balance of $230 million.

Interest on the Term Loan accrues at a rate of one month LIBOR plus 3.5%.  The LIBOR rate has a minimum of 1.5%.  The Term Loan provides for no amortization during the term. The Term Loan is collateralized by a first priority deed of trust on the Hotel.

Pursuant to the terms of the Term Loan, the Company purchased an interest rate cap with LIBOR strike rate of 5.75% for the first two years of the Term Loan and an interest rate cap with LIBOR strike rate of 6.25% for any extension periods.  The value of the interest rate cap as of June 30, 2010 was zero.

The Term Loan had an original expiration date of May 10, 2008.  Upon the satisfaction of certain conditions, the Term Loan provided for three, one year extensions.  The Company exercised the first extension option in 2008.  On August 14, 2009 the Company and Goldman Sachs Mortgage Company (the Lender) executed the First Amendment to Loan Agreement and Omnibus Loan Modification Agreement.  The agreement extended the Term Loan due date for two years.  Also as part of the loan modification, the Company was required to obtain a new extension rate cap agreement, pay an extension fee and out-of-pocket expenses incurred by the lender and meet certain debt yield benchmarks.  The Company paid $20 million in principal during 2009 as part of the negotiated extension as of June 30, 2009.

Other Factors Affecting Liquidity

The Company's independent registered public accounting firm included an explanatory paragraph that expresses substantial doubt as to the Company's ability to continue as a going concern in their audit report contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The Company cannot provide any assurance that it will in fact operate its business profitably, maintain existing financings, or obtain sufficient financing in the future to sustain its business in the event the Company is not successful in its efforts to generate sufficient revenue and operating cash flow.

The Company’s ability to continue as a going concern will be determined by the Company’s ability to obtain additional funding and to generate sufficient revenue to cover its operating expenses. The accompanying condensed financial statements are prepared assuming that the Company will continue as a going concern.

Subsequent to June 30, 2010, the Company executed the Second Amendment to the Term Loan. The Second Amendment extends the due date of the loan to December 31, 2012 and provides for a total of $22 million in additional borrowings. The Company can, if needed, defer making interest payments to a maximum of $10 million.  See Note 3.

In addition, the Second Amendment to the Term Loan provides for additional liquidity to be provided by the Company’s members above the loan advances made by the lender. Members of the Company are required to make capital contributions, if necessary, up to $20 million.

The execution of the Loan Modification Agreement subsequent to June 30, 2010, improves the Company’s ability to meet its debt requirements, fund operations, and make capital improvements.

Contractual Obligation and Other Commitments

The following table summarizes the Company’s contractual obligations and commitments (amount in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In Thousands)
Long-Term Debt Obligation
Term Loan (a)	$-	$230,000	$-	$-	$230,000
Variable interest payments (b)	12,810	24,570	-	-	37,380
Contractual Obligations
Employment agreements (c)	1,589	1,649	-	-	3,238
Licensing agreement (d)	-	-	-	-	-
Operating leases(e)	353	205	-	-	558

	$14,752	$256,424	$-	$-	$271,176

(a)

The Term Loan, with an initial funding of $209,200,000 originated May 11, 2006.  The Company has drawn an additional $40.8 million under the Term Loan and had an outstanding balance of $250,000,000.  The loan had an original two-year term and three, one-year extensions.  The Term Loan was extended twice with the lender requiring the Company to make $20 million in principal payments, pay certain fees, purchase an interest rate cap and pay out-of-pocket expenses of the lender.  The Company defaulted on its June 1, 2010 interest payment.  The default was cured on July 30, 2010 when the Company entered into a loan modification agreement.  The agreement has the lender advancing the Company $22 million and provides for a due date of December 31, 2012.   Interest will accrue at LIBOR plus 4.0% with a LIBOR floor of 1.5%.  The spread will increase 0.5% every six months beginning July 2011 up to a maximum of 5.5%.

(b)	Based on the LIBOR floor of 1.5% plus 4% for one month then incrementing 0.5% each six months up to a maximum of 5.5%.
(c)	The Company is party to employment agreements with 13 of its senior executives, with terms of one to three years.
(d)

The Company signed a new agreement with Hilton commencing January 1, 2009.  The agreement expires December 31, 2015 and allows the Hotel to use the Hilton name, advertise on the Hilton Hotels website, and utilize the Hilton reservation system and other Hilton amenities.  In exchange, the Hotel is required to make certain capital improvements and will pay varying percentage fees of Food and Beverage Revenue (as defined in the agreement) and Hotel Revenue (as defined in the agreement) and also is obligated to participate in the “HHonors Program TM” reward program.  For the year ended December 31, 2010 the Company will expense 1% of defined Food and Beverage revenue and 4.25% of defined Hotel Revenue in accordance with this agreement. For the year ended December 31, 2009, $4.1 million was expensed in accordance with this agreement.

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

The Term Loan originated May 11, 2006 and had an initial principal amount of $209.2 million with interest accruing at a rate of one month LIBOR plus 2.9%.  The Company extended the loan effective August 2009.  As part of the extension agreement, the Company was required to make principal payments totaling $20 million, pay fees totaling $1.5 million, purchase an interest rate cap and pay out-of-pocket expenses to the Lender.  Interest on the extension currently accrues at LIBOR plus 4.0% through May 2011.  The LIBOR rate has a floor of 1.5%.

On July 30, 2010, the Company executed a Loan Modification Agreement which extended the due date of the term loan to December 31, 2012, provided for $22 million in additional borrowings and cured default interest that accrued from June 1, 2010.  See Note 3 for additional requirements of the Loan Modification Agreement.

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

Derivative Investments and Hedging Activities

The Company’s Term Loan requires it to enter into interest rate caps in order to manage interest rate risks associated with this borrowing. The Company adopted the guidance under ASC Topic 815. The guidance provides users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under the previous guidance and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.   Derivative financial instruments are recognized as assets or liabilities, with changes in fair value affecting net income/(loss). Our derivative investment does not qualify for hedge accounting.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  The Company’s primary exposure to market risk is interest rate risk associated with its variable rate long-term debt.   If LIBOR were to increase 100 basis points and there were no additional borrowings, based on our borrowings as of June 30, 2010 interest expense would increase approximately $2.3 million for the year ending June 30, 2011.  The Company attempts to manage its interest rate risk by entering into interest rate cap agreements.  The Company does not hold or issue financial instruments for trading purposes and does not enter into derivative transactions that would be considered speculative positions.  The derivative financial instruments consist exclusively of interest rate cap agreements.  Differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expenses.

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

10.16	Services Agreement, dated June 18, 2004, between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel and Casino, Inc.****
10.17	Joint Marketing Agreement, by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc.****
10.18	Joint Services Agreement, by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc.****
10.19	Employment Agreement, dated as of May 11, 2003, between LVH Corporation and Thomas Page.****

EXHIBIT NUMBER	(continued)

10.20	Addendum to Employment Agreement, dated as of June 22, 2004, by and between Colony Resorts LVH Acquisitions, LLC and Thomas Page.****
10.21	Addendum to Employment Agreement, dated as of April 28, 2006, by and between Colony Resorts LVH Acquisitions, LLC and Robert Schaffhauser ++
10.22	Addendum to Employment Agreement, dated as of April 28, 2006, by and between Colony Resorts LVH Acquisitions, LLC and Ken Ciancimino ++
10.23	Loan Agreement dated as of May 11, 2006, between Colony Resorts LVH Acquisitions, LLC and Goldman Sachs Commercial Mortgage Capital, L.P. +++
10.24	First Amendment to the Colony Resorts LVH Acquisitions, LLC 2004 Incentive Plan ++++
10.25	Amended and Restated Joint Services Agreement, dated as of April 26, 2005 by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc. +++++
10.26	Amended and Restated Joint Marketing Agreement, dated as of April 26, 2006 by and between Colony Resorts LVH Acquisitions, LLC and Resorts International Hotel, Inc. +++++
10.27	Employment Agreement dated as of October 15, 2007 by and between Colony Resorts LVH Acquisition, LLC and Joseph DeRosa ++++++
10.28	Amended and Restated License Agreement dated as of January 1, 2009 by and between Colony Resorts LVH Acquisitions, LLC and HLT Existing Franchise Holding, LLC +++++++
10.29	Second Addendum to Employment Agreement dated as of December 8, 2008 by and between Colony Resorts LVH Acquisitions, LLC and Robert E. Schaffhauser ++++++++
10.30	Second Addendum to Employment Agreement dated as of December 8, 2008 by and between Colony Resorts LVH Acquisitions, LLC and Kenneth M. Ciancimino ++++++++
10.31	Third Addendum to Employment Agreement dated as of March 2, 2010 by and between Colony Resosrts LVH Acquisitions, LLC and Kenneth M. Ciancimino #
10.32	Employment Agreement Dated September 8, 2009 by and between Colony Resorts LVH Acquisitions, LLC and David Monahan ##
10.33	Second Amendment to Loan Agreement and Omnibus Loan Modification Agreement, Dated July 30, 2010 by and between Colony Resorts LVH Acquisitions, LLC and Goldman Sachs Mortgage Company ###
10.34	Amendment to Vice Chairman Agreement dated March 17, 2010
14.1	Code of Ethics*******
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

METHOD OF FILING
*	Incorporated by reference to the Registrant’s Form 10, filed March 15, 2004 (File Number 0-50635).
**	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 10, filed April 26, 2004 (File Number 0-50635).
***	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Form 10, filed June 17, 2004 (File Number 0-50635).
+	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed June 28, 2004 (File Number 0-50635).
****	Incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to Form 10 filed August 13, 2004 (File Number 0-50635).
*****	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 23, 2004 (File Number 0-50635).
******	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q/A filed September 9, 2004 (File Number 0-50635).
******	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed November 15, 2004 (File Number 0-50635).
*******	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 31, 2004 (File Number 000-50635)
++	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 14, 2006.
+++	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed May 19, 2006.
++++	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed November 14, 2006
+++++	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 30, 2007 (File Number 000-50635)
+++++++	Incorporate by reference to Registrant’s Current Report on Form 8-K filed January 5, 2009
++++++++	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 26, 2009 (File Number 000-50635)
##	Incorporated by reference to Registrant’s Report Form 8-K filed September 14, 2009 (File Number 000-50635)
#	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed May 14, 2010 (File Number 000-50635)
###	Incorporated by reference to Registrant’s Report Form 8-K filed August 5, 2010 (File Number 000-50635)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONY RESORTS LVH ACQUISITIONS, LLC

Date: August 13, 2010	By:	/s/ David Monahan
David Monahan
Chief Executive Officer and General Manager

Date: August 13, 2010	By:	/s/ Robert Schaffhauser
Robert Schaffhauser
Executive Vice President of Finance