Form 10-Q
period 2010-09-30
COLONY RESORTS LVH ACQUISITIONS LLC
filed 2010-11-08
CIK 1282607

10-Q 1 d10q.htm FOR THE QUARTERLY PERIOD ENDED SEPTERMBER 30, 2010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of November 5, 2010 there were 1.5 Class A Membership Units outstanding and there were 1,500,000 Class B Membership Units outstanding.

	COLONY RESORTS LVH ACQUISITIONS, LLC FORM 10-Q TABLE OF CONTENTS
		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COLONY RESORTS LVH ACQUISITIONS, LLC

	UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS:

	CONDENSED BALANCE SHEETS	1

	UNAUDITED CONDENSED STATEMENTS OF OPERATIONS	2

	UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS	4

	NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

ITEM 4.	CONTROLS AND PROCEDURES	22

PART II.	OTHER INFORMATION	23

ITEM 6.	EXHIBITS	23

SIGNATURES		26

COLONY RESORTS LVH ACQUISITIONS, LLC

CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2010	December 31, 2009*
	(Unaudited)
Assets
CURRENT ASSETS:
Cash and equivalents	$ 11,615	$ 13,901
Restricted cash	9,246	2,407
Accounts receivable, net of allowance for doubtful
accounts of $6,480 at September 30, 2010 and $6,248 at December 31, 2009	10,441	9,013
Inventories	2,354	2,541
Prepaid expenses and other current assets	4,654	4,559
Total current assets	38,310	32,421
PROPERTY AND EQUIPMENT, NET	315,615	327,315
RESTRICTED CASH	5,229	5,290
OTHER ASSETS, NET	3,520	1,978
Total assets	$ 362,674	$ 367,004

Liabilities and Members’ Equity
CURRENT LIABILITIES:
Accounts payable	$ 6,851	$ 9,547
Accrued expenses	29,517	28,722
Due to affiliates	2,119	2,085
Total current liabilities	38,487	40,354
TERM LOAN	230,000	230,000
PORTION OF TERM LOAN FUNDED BY AFFILIATE	22,000	-
DEFERRED INTEREST	2,143	-
LONG TERM DEPOSITS	63	68
Total liabilities	292,693	270,422
COMMITMENTS AND CONTINGENCIES
REDEEMABLE MEMBERS’ EQUITY	61,800	61,800
MEMBERS’ EQUITY	8,181	34,782
Total liabilities and members’ equity	$ 362,674	$ 367,004

___________

 *Condensed from audited financial statements.

See notes to the unaudited condensed financial statements.

COLONY RESOTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except unit data)

	For the three months ended September 30, 2010	For the three months ended September 30, 2009
Revenues:
Casino	$ 15,000	$ 18,378
Rooms	15,194	15,786
Food and beverage	12,916	14,211
Other revenue	2,190	2,142
Total revenue	45,300	50,517
Less: promotional allowances	(5,790)	(6,214)
Net revenues	39,510	44,303
Expenses:
Casino	15,075	15,555
Rooms	7,249	6,947
Food and beverage	9,674	9,802
Other expense	1,237	1,965
General and administrative	13,748	14,874
Depreciation and amortization	4,891	5,222
Total expense	51,874	54,365
Operating loss	(12,364)	(10,062)
Interest expense	2,432	3,106
Net loss	$ (14,796)	$ (13,168)
Net loss allocation
Allocable to Class A	$ -	$ -
Allocable to Class B	$ (14,796)	$ (13,168)
Basic weighted average Class A membership units outstanding	1.50	1.50
Basic weighted average Class B membership units outstanding	1,500,000.00	1,500,000.00
Diluted weighted average membership units outstanding	1,500,001.50	1,500,001.50
Net loss per Class A membership unit-basic	$ (9.86)	$ (8.78)
Net loss income per Class B membership unit-basic	$ (9.86)	$ (8.78)
Per membership unit-diluted	$ (9.86)	$ (8.78)

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except unit data)

	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
Revenues:
Casino	$ 50,268	$ 59,286
Rooms	55,426	55,824
Food and beverage	44,707	44,775
Other revenue	8,371	8,826
Total revenue	158,772	168,711
Less: promotional allowances	(17,768)	(18,491)
Net revenues	141,004	150,220
Expenses:
Casino	44,822	47,749
Rooms	21,963	21,000
Food and beverage	31,662	30,436
Other expense	5,031	6,645
General and administrative	39,722	41,793
Depreciation and amortization	14,734	15,712
Total expense	157,934	163,335
Operating loss	(16,930)	(13,115)
Interest expense	9,778	7,579
Net loss	$ (26,708)	$ (20,694)
Net loss Allocation
Allocable to Class A	$ -	$ -
Allocable to Class B	$ (26,708)	$ (20,694)
Basic weighted average Class A membership units outstanding	1.50	1.50
Basic weighted average Class B membership units outstanding	1,500,000.00	1,500,000.00
Diluted weighted average membership units outstanding	1,500,001.50	1,500,001.50
Net loss per Class A membership unit-basic	$ (17.81)	$ (13.80)
Net loss per Class B membership unit-basic	$ (17.81)	$ (13.80)
Per membership unit-diluted	$ (17.81)	$ (13.80)

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

(in thousands)

C

	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (26,708)	$ (20,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,734	15,712
Valuation change in interest rate cap agreement	107	38
Amortization of deferred financing costs	618	389
Forgiveness of default interest	(1,059)	-
Provision for doubtful accounts	40	(412)
Stock based compensation	107	-
Changes in assets and liabilities:
Accounts receivable	(1,469)	2,368
Inventories	188	265
Prepaid expenses and other current assets	(844)	(851)
Other assets	(168)	150
Accounts payable	(2,697)	(1,130)
Accrued expenses	1,853	2,151
Deferred interest	2,143	-
Due to affiliates	35	694
Long term deposits	(5)	-
Net cash used in operating activities	(13,125)	(1,320)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(3,035)	(4,813)
(Increase)/decrease in restricted cash	(6,777)	2,123
Net cash used in investing activities	(9,812)	(2,690)
CASH FLOWS FROM FINANCING ACTIVITIES:
Term Loan proceeds funded by affiliate	22,000	-
Purchase of interest rate cap	(124)	-
Repayment of Term Loan principal	-	(15,000)
Debt issuance costs	(1,225)	(1,542)
Net cash provided by/(used in) financing activities	20,651	(16,542)
Decrease in cash and equivalents	(2,286)	(20,552)
Cash and equivalents at beginning of year	13,901	32,444
Cash and equivalents at end of period	$ 11,615	$ 11,892

Supplemental Cash Flow Disclosure:
Cash paid for interest	$ 7,717	$ 6,346

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

Interim Financial Statements

The accompanying condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results for the nine-months ended September 30, 2010, are not necessarily indicative of results to be expected for the full fiscal year.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

In preparing the accompanying unaudited condensed financial statements, the Company has reviewed and evaluated, as determined necessary by the Company’s management, events that have occurred after September 30, 2010, up until the issuance of the financial statements which occurred on November 5, 2010.

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

Reclassification

Certain reclassifications have been made to the 2009 financial statements due to clarification on the presentation of certain gaming related expenses.  These reclassifications had no effect on net loss or on working capital or members’ equity.

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

As shown in the financial statements, the Company generated net losses for the three months and nine months ended September 30, 2010 and the Company had an accumulated deficit and a working capital deficiency at September 30, 2010.

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

On August 14, 2009, the Company executed the First Amendment to the Term Loan which extended the loan until June 1, 2011. The Company was required to 1) pay an initial principal payment of $15 million, 2) pay an extension fee of $1.175 million, 3) pay an exit fee of $75,000 for the initial principal payment, 4) purchase an interest rate cap at a cost of $37,500, and 5) pay any out-of-pocket expenses incurred by the lender. On October 30, 2009 the Company was required to pay an additional principal payment of $5.0 million and an exit fee of $25,000 for the additional principal payment. Interest on the loan was based on LIBOR plus 2.9% with a minimum LIBOR rate of 1.5%.  Interest incremented to LIBOR plus 3.5% from July 2009 through May 2010 and increased to LIBOR plus 4.0% from June 2010 through May 2011.

On July 1, 2010 the Company stopped making interest payments on the Term Loan.  The Company accrued interest at a default rate of 5% on the unpaid balance.  The Company also incurred a 5% late charge on the accrued interest.  The accrued amount totaled $1.1 million and is included in interest expense for the three months ended September 30, 2010.  On July 30, 2010 the Company entered into the Second Amendment to the Term Loan which, among other things, forgave the default interest and accrued late charges.  The $1.1 million forgiveness of default interest was later reversed and is reflected on the statements of operations.

The Second Amendment to the Term Loan extended the loan until December 31, 2012 and provided the Company with additional loan advances of $22 million.  Concurrently, a Participation Agreement was executed between LVH Finance LLC (Participant), an affiliate of the Company, and Goldman Sachs Mortgage Company wherein the Participant funded the $22 million principal advance to the Company.  No interest or any fees are to accrue or be paid to the Participant by the Company.  The Company received an initial advance on July 30, 2010 of $6.7 million offset by $3.1 million in accrued interest and $0.8 million in closing and loan costs which include an interest rate cap in the amount of $124,000.  The remaining funding of the advance, $15.3 million, was funded on August 20, 2010 and was partially offset by $1.2 million in lender fees. The Second Amendment to the Term Loan provides that interest on the Term Loan will be based on LIBOR plus a 4% spread with a minimum LIBOR rate of 1.5%.  The spread will increase 0.5% beginning in July 2011 and will increment 0.5% every six months to a maximum of 5.5%.  The Company can, if needed, defer making interest payments to a maximum of $10 million. As of September 30, 2010, the Company has elected to defer $2.1 million in interest payments.

The Second Amendment to the Term Loan provides for additional liquidity to be provided by the Company’s members.  Members of the Company are required to make capital contributions, if necessary, up to a maximum of $20 million.

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

The Company provides and/or receives services from affiliated companies.  The total net value of services received from the affiliated companies and which was included in expenses was approximately $1,340,254 for the nine months ended September 30, 2010 and $1,604,471 for the nine months ended September 30, 2009.

On July 30th, 2010, the Company entered into an agreement with its lender to provide additional advances which are funded by an affiliate.  The terms of the agreement are reflected in Note 3 – Term Loan.

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

Subsequent to the closing of the acquisition of the Hotel, the Company granted 0.167 options of Class A Units and 166,667 options of Class B Units to certain executives, in accordance with the Plan.  The options have a 10 year life, vest over three years and have an exercise price of $100 per unit in both classes which was equal to, or greater than, the fair market value of the membership units at the date of grant.  As a result of the amendment on May 16, 2006 which eliminated the exclusion of the value of the Development Parcels (as defined in the Plan), the options increased in value.  All options related to these grants have vested and have been expensed over the service periods.

The fair value of the option awards is estimated on the date of grant using an appraisal of the value of the Company and its membership units.  In September 2009 the number of options available for distribution was increased by the Company’s Board.  During 2009 the board of directors authorized and issued an additional 0.0167 Class A Membership Units and an additional 16,667 Class B Membership Units.

There was approximately $106,000 of compensation cost related to the 16,667 options recognized in general and administrative expenses for the nine months ended September 30, 2010.  The estimated fair value of the options at the date of grant was $19.15 per membership unit and was computed using the Black-Scholes-Merton option pricing model with the following weighted average assumptions: risk free interest rate of 3.66%; no expected dividend yields; and expected vesting periods of 36 months.  The following table sets forth the assumptions used to determine compensation cost for these options consistent with the requirements of ASC Topic 718.

Weighted-average assumptions:
Model	Black-Scholes
Number of options	16,667 options
Membership unit price	$100
Exercise unit price	$100
Dividend Yield	N/A
Volatility	5%
Risk-Free rate	3.66%
Valuation Date	September 29, 2009
Expiration Date	September 29, 2012

8.  COMMITMENTS AND CONTINGENCIES

Letters of Credit

Beginning in 2005 and annually thereafter, the Company was required to deliver irrevocable standby letters of credit in connection with its workers’ compensation insurance policies issued by its insurance carriers. In March 2009, the Company was required to deliver an irrevocable standby letter of credit to a new credit card processor.  The letters of credit are secured by certificates of deposits in the same notional amounts as the corresponding letters of credit. The initial expiration dates of these letters of credit are for one year and are automatically extended for 90 days from their expiration date unless the issuing bank notifies the Company sixty days prior to such expiration dates that the letters of credit will not be renewed. As of September 30, 2010 and December 31, 2009, the certificates of deposit which secure the letters of credit total $3,325,000 and $3,538,750, respectively, and are included in restricted cash. As of September 30, 2010 and December 31, 2009, there were no amounts outstanding on the letters of credit.

Litigation

In the normal course of business, the Company is subject to various litigation, claims and assessments.  The Company is not currently a party to any material litigation and, it is not aware of any material action, suit or proceeding against it that has been threatened by any person.

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax. In July 2008, the Court denied the State’s motion for rehearing. For the three year period ended February 2008, the Company paid use tax on these items and has filed for refunds for the periods March 2005 through February 2008.  The amount subject to these refunds, excluding interest, is approximately $1.1 million. As of September 30, 2010, the Company had not recorded a receivable related to this matter.

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

Overview

The following discussion of the Company’s results of operations compares the three months and nine months ended September 30, 2010, to the three months and nine months ended September 30, 2009, respectively.

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

Comparison of the Three Months Ended September 30, 2010 with the Three Months Ended September 30, 2009

Summary Financial Information

The Hotel offers hotel, gaming, dining, entertainment, retail and spa amenities at one location in Las Vegas and under one operating segment.  Approximately 33% of the Hotel’s gross revenue is derived from gaming, and 33% is derived from room revenue.  Room revenue is significant because of the Hotel’s location next to the Las Vegas Convention Center and its related emphasis on the group, convention, and trade show business.

The following table summarizes the Hotel’s results of operations (dollars in thousands):

	Three Months Ended September 30,
	2010	2009

Net revenues	$ 39,510	$ 44,303
Operating loss	(12,364)	(10,062)
Net loss	(14,796)	(13,168)

     Revenue Information

The breakdown of the Property’s net revenue is as follows (in thousands):

	Three Months Ended September 30,
	2010	2009	Percent Change
Casino	$ 15,000	$ 18,378	(18.4)%
Rooms	15,194	15,786	(3.8)%
Food and beverage	12,916	14,211	(9.1)%
Other revenue	2,190	2,142	2.2%
	45,300	50,517	(10.3)%
Less: promotional allowance	(5,790)	(6,214)	(6.8)%
Net revenues	$ 39,510	$ 44,303	(10.8)%

Casino

Casino revenue decreased $3.4 million, or 18.4%, to $15.0 million for the quarter ended September 30, 2010, compared to $18.4 million for the quarter ended September 30, 2009. The decrease in casino revenue was due to a $1.4 million decrease in table game win, a $2.5 million decrease in slot win and a $0.7 million increase in race and sportsbook win.  The decrease in table games revenue is primarily due to an unfavorable variance in hold percentages between the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009.  The decrease in slot win is primarily the result of lower drop for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009.  The decrease in volume is due to the general economic downturn and fierce competition.   The increase in race and sportsbook win is primarily due to a higher win percentage for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009.

The Casino operating department margin was -0.5% for the quarter ended September 30, 2010.  The operating department margin was 15.4% for the quarter ended September 30, 2009.  The decrease in operating margin was primarily due to declining revenues.

Rooms

For the quarter ended September 30, 2010, room revenue was $15.2 million, a decrease of $0.6 million from the quarter ended September 30, 2009. The decrease is primarily attributable approximately 6,000 fewer rented room nights for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009.

The rooms operating department margin was 52.3% for the quarter ended September 30, 2010.  The operating department margin was 56.0% for the quarter ended September 30, 2009.  The decreased operating margin was primarily due to higher costs associated with our loyalty program for the quarter ended June 30, 2010.

Food and Beverage

Food and beverage revenue for the quarter ended September 30, 2010 was $12.9 million compared to $14.2 million for the quarter ended September 30, 2009, a decrease of $1.3 million or 9.1%. The decrease in revenue was primarily due to fewer convention segment rooms  in the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009.  The operating margins were lower with an operating margin of 25.1% for the quarter ended September 30, 2010 compared to an operating margin of 31.0% for the quarter ended September 30, 2009.  The lower margin was primarily due to higher labor costs due to scheduled union increases during the quarter ended September 30, 2010.

Other

Other Revenue includes retail sales, entertainment sales and miscellaneous income. Other Revenue was approximately $2.2 million for the quarter ended September 30, 2010 compared to approximately $2.1 million for the quarter ended September 30, 2009.  Entertainment revenue was higher for the third quarter of 2010 compared to the third quarter of 2009 which was offset by lower retail sales for the same quarters.

Operating Cost and Expense Information

The breakdown of the Property’s operating costs and expenses is as follows (dollars in thousands):

	Three Months Ended September 30,
	2010	2009	Percent Change
Casino	$ 15,075	$ 15,555	(3.1)%
Rooms	7,249	6,947	4.3%
Food and beverage	9,674	9,802	(1.3)%
Other	1,237	1,965	(37.0)%
General and administrative	13,748	14,874	(7.6)%
Depreciation and amortization	4,891	5,222	(6.3)%

Total	$ 51,874	$ 54,365	(4.6)%

 Operating Expenses

Operating expenses were $51.9 million for the quarter ended September 30, 2010 compared to $54.4 million for the quarter ended September 30, 2009.  Lower casino and entertainment operating expenses were offset by slightly higher room expenses for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009.

Depreciation and amortization decreased from $5.2 million for the quarter ended September 30, 2009 to $4.9 million for the quarter ended September 30, 2010.  The decrease was due to short-lived assets included in the original purchase becoming fully depreciated.

Interest Expense

For the three months ended September 30, 2010, interest expense totaled $3.5 million. For the three months ended September 30, 2009, interest expense totaled $3.1 million. The increase of $0.4 million is due to a higher interest rate spread for the months in the quarter ended September 30, 2010 compared to the months in the quarter ended September 30, 2009.  Also, included in interest expense in the quarter ended September 30, 2010 is $1.1 million of default interest and late fees that were accrued when the Company stopped making interest payments on July 1, 2010.  The default interest and late fees were waived and were reversed with the Second Amendment to the Term Loan which was executed on July 30, 2010.

Comparison of the Nine Months Ended September 30, 2010 with the Nine Months Ended September 30, 2009

Summary Financial Information

The following table summarizes the Hotel’s results of operations (dollars in thousands):

	Nine Months Ended September 30,
	2010	2009

Net revenues	$ 141,004	$ 150,220
Operating loss	(16,930)	(13,115)
Net loss	(26,708)	(20,694)

     Revenue Information

The breakdown of the Property’s net revenue is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2010	2009	Percent Change
Casino	$ 50,268	$ 59,286	(15.2)%
Rooms	55,426	55,824	(0.7)%
Food and beverage	44,707	44,775	(0.2)%
Other revenue	8,371	8,826	(5.2)%
	158,772	168,711	(5.9)%
Less: promotional allowance	(17,768)	(18,491)	(3.9)%

Net revenues	$ 141,004	$ 150,220	(6.1)%

Casino

Casino revenue decreased $9.0 million, or 15.2%, to $50.3 million for the nine months ended September 30, 2010, compared to $59.3 million for the nine months ended September 30, 2009.  The decrease was primarily from reduced slot and race and sports book win.  Slot revenue decreased $5.6 million for the first nine months of 2010 compared to the first nine months of 2009.  Race and sports book revenue decreased $1.9 million for the first nine months of 2010 compared to the first nine months of 2009.  The decrease in slot win was primarily due to a decrease in drop.  The general economic downturn and a highly competitive environment have resulted in less volume in 2010.   The decrease in race and sports book revenue is primarily due to a lower hold percentage for the nine months ended September 30, 2010.  The hold percentage for the nine months ended September 30, 2009 was extraordinarily high due to the favorable outcome of Super Bowl betting.

The Casino operating department margin was 10.8% for the nine months ended September 30, 2010.  The Casino operating department margin was 19.5% for the nine months ended September 30, 2009.  The lower operating margin was the result of higher promotional spending in relation to lower casino revenues for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Rooms

For the first nine months ended September 30, 2010, room revenue was $55.4 million, approximately the same as the room revenue of $55.8 million for the nine months ended September 30, 2009.  Higher occupancy was achieved for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 which was offset by a lower average daily rate between the nine month periods.  The 2010 convention segment had more room nights compared to the same segment in 2009.

The Room operating department margin was relatively unchanged between the two nine month periods.  The Room operating margin for the nine months ended September 30, 2010 was 60.4%; the Room operating margin for the nine months ended September 30, 2009 was 62.4%.  Costs associated with operating the Hotel held constant with the unchanged Hotel revenue.

Food and Beverage

Food and Beverage revenue for the nine months ended September 30, 2010 was unchanged at $44.7 million.  Food and Beverage revenue for the nine months ended September 30, 2009 was $44.8.  The operating margin of 29.2% for the first nine months of 2010 decreased from the operating margin of 32.0% for the first nine months of 2009.  The decrease was due to higher cost of goods and a union labor scheduled increase during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Other

Other Revenue includes retail sales, entertainment sales and miscellaneous income. Other Revenue was approximately $8.4 million for the nine months ended September 30, 2010 similar to the $8.8 million for Other Revenue reported for the nine months ended September 30, 2009.  Retail sales and entertainment revenue was slightly lower for the nine months ended September 30, 2010 compared to the same items for the nine months ended September 30, 2009.

Operating Cost and Expense Information

The breakdown of the Property’s operating costs and expenses is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2010	2009	Percent Change
Casino	$ 44,822	$ 47,749	(6.1)%
Rooms	21,963	21,000	4.6%
Food and beverage	31,662	30,436	4.0%
Other expense	5,031	6,645	(24.3)%
General and administrative	39,722	41,793	(5.0)%
Depreciation and amortization	14,734	15,712	(6.2)%

Total	$ 157,934	$ 163,335	(3.3)%

Operating Expenses

Operating expenses decreased $5.4 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  The decrease was primarily due to volume related expenses especially in the casino division.

Interest Expense

For the nine months ended September 30, 2010, interest expense totaled $10.8 million. For the nine months ended September 30, 2009, interest expense totaled $7.6 million. The increase of $3.2 million is due to the loan modification which established a LIBOR rate floor of 1.5% for the nine months ended September 30, 2010 and a higher LIBOR spread when compared to the nine months ended September 30, 2009.  Also, included in interest expense is $1.1 million of default interest and late fees that were accrued when the Company stopped making interest payments on July 1, 2010.  The default interest and late fees were waived and were reversed with the Second Amendment to the Term Loan which was executed on July 30, 2010.

Liquidity and Capital Resources

As of September 30, 2010, the Company had cash and equivalents of $11.6 million of which $3.5 million was cash in the casino used to fund daily operations. Cash flows of the Company for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 consisted of the following:

Cash Flow - Operating Activities

Cash flow used in operations was $13.1 million for the nine months ended September 30, 2010 compared to cash flow used in operations of $1.3 million for the nine months ended September 30, 2009.  The decrease in operating cash flow was the result of the increase in net loss and an increase in accounts receivable.

Cash Flows - Investing Activities

For the nine months ended September 30, 2010, $9.8 million of cash was used for investing activities.  Restricted Cash increased $6.8 million with the funding of certain escrow accounts required by the Term Loan.  For the nine months ended September 30, 2009, $2.7 million was used to fund investing activities with $4.8 million of cash used for additions to property and equipment offset by a $2.1 million decrease in restricted cash.

Cash Flows - Financing Activities

For the nine months ended September 30, 2010, $20.7 million of cash was provided by financing activities.  The additional cash was received as part of the extension of the Term Loan discussed in Note 3.  For the nine months ended September 30, 2009, $16.5 million was used to fund financing activities primarily with a $15.0 million repayment of the Term Loan. For the nine months ended September 30, 2010, $1.2 million of debt issuance costs were expended.  During the nine months ended September 30, 2009, $1.5 million of debt issuance costs were incurred.  As of September 30, 2010 the Term Loan has a total balance of $252 million.

Interest on the Term Loan accrues at a rate of one month LIBOR plus 4.0%.  The LIBOR rate has a minimum of 1.5%.  The Term Loan provides for no amortization during the term. The Term Loan is collateralized by a first priority deed of trust on the Hotel.

Pursuant to the terms of the Term Loan, the Company purchased an interest rate cap with LIBOR strike rate of 5.75% for the first two years of the Term Loan and an interest rate cap with LIBOR strike rate of 6.25% for any extension periods.  As of September 30, 2010 the unamortized value of the interest rate cap is $16,852.

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

The Company entered into a Second Amendment to the Loan Agreement dated July 30, 2010.  The modified loan increased the principal amount of the loan by $22 million subject to terms and conditions of the Loan Agreement.  Concurrent to the funding, a participation agreement was executed between LVH Finance LLC (Participant) and Goldman Sachs Mortgage Company whereby the Participant funded the $22 million principal.  The Second Amendment extended the due date of the term loan to December 31, 2012 and calls for interest to be paid at LIBOR plus 4.0% through June 2011.  The LIBOR spread increases at 0.5% increments at six month intervals.  The LIBOR rate has a floor of 1.5%.  No interest is to accrue on the $22 million additional funding.  See also Footnote 3 to the financial statements.

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

The Company’s ability to continue as a going concern will be determined by the Company’s ability to generate sufficient revenue to cover its operating expenses or to receive additional funding. The accompanying condensed financial statements are prepared assuming that the Company will continue as a going concern.

As of July 30, 2010, the Company executed the Second Amendment to the Term Loan. The Second Amendment extended the due date of the loan to December 31, 2012 and provided $22 million in additional borrowings. The Company can, if needed, defer making interest payments to a maximum of $10 million.  See Note 3.

In addition, the Second Amendment to the Term Loan provides for additional liquidity to be provided by the Company’s members above the loan advances made by the lender. Members of the Company are required to make capital contributions, if necessary, up to $20 million.

The execution of the Loan Modification Agreement effective July 30, 2010, improves the Company’s ability to meet its debt requirements, fund operations, and make capital improvements.

Contractual Obligation and Other Commitments

The following table summarizes the Company’s contractual obligations and commitments (amount in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In Thousands)
Long-Term Debt Obligation
Term Loan (a)	-	$ 252,000	-	-	$ 252,000
Variable interest payments (b)	12,938	18,112	-	-	31,050
Contractual Obligations
Employment agreements (c)	1,789	1,570	-	-	3,359
Licensing agreement (d)	-	-	-	-	-
Operating leases(e)	321	143	-	-	464

	$ 15,048	$ 271,825	$-	$-	$ 286,873

(a)

The Term Loan, with an initial funding of $209,200,000 originated May 11, 2006.  The Company has drawn an additional $40.8 million under the Term Loan and had an outstanding balance of $252,000,000.  The loan had an original two-year term and three, one-year extensions.  The Term Loan was extended twice with the lender requiring the Company to make $20 million in principal payments, pay certain fees, purchase an interest rate cap and pay out-of-pocket expenses of the lender.  The Company defaulted on its June 1, 2010 interest payment.  The default was cured on July 30, 2010 when the Company entered into a loan modification agreement.  The agreement had the lender advance the Company $22 million and provided for a due date of December 31, 2012.   Interest accrues at LIBOR plus 4.0% with a LIBOR floor of 1.5%.  The spread increases 0.5% every six months beginning July 2011 up to a maximum of 5.5%.  A Participation Agreement was executed simultaneously regarding the $22 million additional funding.  The Participation Agreement which is between LVH Finance LLC, an affiliate and Goldman Sachs Mortgage Company does not allow for interest or fees to be accrued on the $22 million principal.

(b)	Based on the LIBOR floor of 1.5% plus 4% for nine months then incrementing 0.5% each six months up to a maximum of 5.5%.
(c)	The Company is party to employment agreements with 12 of its senior executives, with original terms up to three years.
(d)

The Company signed an agreement with Hilton commencing January 1, 2009.  The agreement expires December 31, 2015 and allows the Hotel to use the Hilton name, advertise on the Hilton Hotels website, and utilize the Hilton reservation system and other Hilton amenities.  In exchange, the Hotel is required to make certain capital improvements and will pay varying percentage fees of Food and Beverage Revenue (as defined in the agreement) and Hotel Revenue (as defined in the agreement) and also is obligated to participate in the “HHonors Program TM” reward program.  For the year ending December 31, 2010 the Company will expense 1% of defined Food and Beverage revenue and 4.25% of defined Hotel Revenue in accordance with this agreement. For the year ended December 31, 2009, $4.1 million was expensed in accordance with this agreement.

(e)	The Company is party to operating leases for office and telephone equipment with original terms of three to five years.

Off-Balance Sheet Arrangements

The Company is not currently subject to any off-balance sheet arrangements which it believes will have a material adverse impact on its financial condition.

Debt Instruments

The following table provides information about the Company’s long-term debt at September 30, 2010 (amounts in thousands):

	Maturity Date	Face Amount	Carry Value	Fair Value

Term Loan	December, 2012	$ 252,000	$ 252,000	$ 214,200

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

Reclassification

Certain reclassifications have been made to the 2009 financial statements due to clarification on the presentation of certain gaming related expenses.  These reclassifications had no effect on net income or loss or on working capital or members’ equity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  The Company’s primary exposure to market risk is interest rate risk associated with its variable rate long-term debt.   If LIBOR were to increase 100 basis points and there were no additional borrowings, based on our borrowings as of September 30, 2010 interest expense would increase approximately $2.3 million for the year ending September 30, 2011.  The Company attempts to manage its interest rate risk by entering into interest rate cap agreements.  The Company does not hold or issue financial instruments for trading purposes and does not enter into derivative transactions that would be considered speculative positions.  The derivative financial instruments consist exclusively of interest rate cap agreements.  Differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expenses.

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

COLONY RESORTS LVH ACQUISITIONS, LLC

Date: November 5, 2010	By:	/s/ David Monahan
David Monahan
Chief Executive Officer and General Manager

Date: November 5, 2010	By:	/s/ Robert Schaffhauser
Robert Schaffhauser
Executive Vice President of Finance