Form 10-K
period 2010-12-31
COLONY RESORTS LVH ACQUISITIONS LLC
filed 2011-03-25
CIK 1282607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

The aggregate market value of voting and non-voting stock held by non-affiliates of Colony Resorts LVH Acquisitions, LLC as of March 25, 2011 was $0.  As of March 25, 2011, there were 1.5 Class A Membership Units outstanding and there were1,500,000 Class B Membership Units outstanding.

Colony Resorts LVH Acquisitions, LLC

LVH 2010 Form 10-K March 23, 2011.doc

Special Note Regarding Forward-Looking Statements

Certain statements in this section, and elsewhere in this Annual Report on Form 10-K (as well as information included in oral statements or other written statements made or to be made by the Company) constitute “forward-looking statements.” Such forward-looking statements include the discussions of the business strategies of the Company and expectations concerning future operations, margins, profitability, liquidity and capital resources.  In addition, in certain portions of this Annual Report on Form 10-K, the words: “anticipates”, “believes”, “estimates”, “seeks”, “expects”, “plans”, “intends” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements.  Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, decreased tourism and business travel as a result of current domestic and international business conditions, increased competition and other planned construction in Las Vegas, and increases in meeting and convention space, the completion of infrastructure projects in Las Vegas, government regulation of the casino industry, including gaming license approvals and regulation in foreign jurisdictions, the legalization of gaming in certain United States jurisdictions, and gaming on the Internet, leverage and debt service (including sensitivity to fluctuations in interest rates and other capital markets trends), uncertainty of casino spending and vacationing at casino resorts in Las Vegas, disruptions or reductions in travel to Las Vegas due to terrorist acts, the situation in Iraq and any future terrorist incidents, outbreaks of contagious illnesses in the Company’s market areas, new taxes or changes to existing tax rates, fluctuations in occupancy rates and average daily room rates in Las Vegas, demand for all-suite rooms, the popularity of Las Vegas as a convention and trade show destination, insurance risks, including the risk that the Company has not obtained sufficient coverage against acts of terrorism or will only be able to obtain additional coverage at significantly increased rates, litigation risks, and general economic and business conditions which may impact levels of disposable income, consumer spending and pricing of hotel rooms.

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

Las Vegas Hilton

The Hotel is located one block east of the Las Vegas Strip (the “Strip”) on approximately fifty-nine acres of land between Paradise Road and Joe W. Brown Drive adjacent to the Las Vegas Convention Center.  Originally developed in 1969, the Hotel was purchased by Hilton in 1971 and has been operated as a Hilton-branded hotel ever since.

LVH 2010 Form 10-K March 23, 2011.doc

The Hotel

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

The Casino

The Casino features an approximately 74,000 square feet gaming area with approximately 937 slot machines and approximately 49 table games.  The Casino offers customers the latest slot machine games available and a wide selection of video poker, video reel slot machines and traditional 3, 4 and 5 reel spinning slot machines.  The Casino’s approximately 49 table games include the traditional games of blackjack, craps, poker, roulette, pai gow poker and mini-baccarat.

The Casino is marketed to attract a broad base of patrons, using database-marketing techniques, slot clubs and traditional incentives such as reduced room rates and complimentary meals and suites.  The Company offers premium gaming customers luxury suites and special hotel and casino services.

Race and Sports Book

The 30,000 square-foot SuperBook® has the capability to broadcast more than 50 different sporting events from around the world at any given time.  The SuperBook® features approximately 60 projection screens and monitors and has a seating capacity for more than 400 guests.

Restaurants

The Hotel features eleven dining options with seating for approximately 1,700 customers, including the Benihana Village.  The Hotel has six fine dining options with approximately 676 seats and eight casual dining restaurants with approximately 1,026 seats.  All the restaurants are owned or franchised by the Hotel.

Entertainment

Show venues at the Hotel include the 1,600-seat Hilton Theater and the 300-seat Shimmer Cabaret.  The Hilton Theater has great historical relevance and has hosted performances by Elvis Presley, who performed at the Hotel from 1969 to 1976, and featured 19 performance weeks by Barry Manilow in 2009.  In addition, the Hilton Theater hosted 29 different headliner acts in 2010.

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

LVH 2010 Form 10-K March 23, 2011.doc

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

The Las Vegas Market

Las Vegas is the largest gaming market in the United States.  Prior to the downturn in the economy, visitor volume increased at a steady and significant rate for 11 years.  Visitor travel decreased in 2008, the first year of a decline since 1996.  The decline continued in 2009.  Although there was some improvement in 2010, any rebound was anemic at best.  Las Vegas hotel occupancy rates have historically been among the highest of many major markets in the United States.  During the fourth quarter of 2008 and throughout 2009, those occupancy rates and the average daily rates charged, decreased as demand fell.  There was a slight increase in 2010.  Convention bookings have fallen behind 2008 levels throughout 2009 and 2010.  With major Las Vegas Strip openings such as City Center in December 2009 and Cosmopolitan in 2010, occupancy rates and paying rates will continue to be highly competitive.

Las Vegas as a Trade Show, Convention and Meeting Destination

In 2010, according to the LVCVA, Las Vegas hosted approximately 18,004 conventions and meetings.  In 2010, the number of convention attendees was approximately 4.5 million.

Trade shows are held for the purpose of getting sellers and buyers of products or services together in order to conduct business.  Trade shows differ from conventions in that trade shows typically require substantial amounts of space for exhibition purposes and participant circulation.  Conventions generally are gatherings of companies or groups that require space for breakout meetings and general meetings of the overall group.  Las Vegas offers trade shows and conventions a unique infrastructure for handling the world’s largest shows, including the concentration of approximately 149,000  hotel rooms, three convention centers (the Sands Expo Center, Mandalay Bay Convention Center, and the Las Vegas Convention Center) with a total of approximately 9.8 million square feet of convention and exhibition space, convenient air service from major cities throughout the United States and other countries, and significant entertainment attractions.  In addition to the three convention centers described above, the MGM Grand Hotel and Casino has a conference and meeting facility of approximately 300,000 gross square feet, the Mirage has 100,000 gross square feet of meeting space and City Center has approximately 322,000 gross square feet of meeting space.

LVH 2010 Form 10-K March 23, 2011.doc

In July of 2005, the World Market Center opened a 2.5 million square foot permanent showcase for the home and hospitality furnishings industry near downtown Las Vegas.  In January 2007, a second building opened which added 1.6 million square feet to the Center.  The Center is three miles from the Hotel.

The Company’s Management believes that Las Vegas will continue to evolve as the country’s preferred trade show and convention destination.

Expanding Hotel Market

During 2010, Las Vegas was among the most popular vacation destinations in the United States.  Las Vegas has experienced a period of rapid hotel development with the number of hotel and motel rooms in Las Vegas increasing from approximately 86,000 in 1993 to approximately 151,000 in 2010, according to the LVCVA.  The LVCVA predicts Las Vegas will add approximately 1,500 hotel rooms in 2011.  The Company expects that the concentration of quality casino hotels and resorts will continue visitor interest in Las Vegas as a business event and vacation destination, and continue strong overall demand for hotel rooms, gaming and entertainment.

Growth of Las Vegas Retail Sector and Non-Gaming Revenue Expenditures

In order to draw additional visitors, an increasing number of destination resorts are developing non-gaming entertainment to complement their gaming activities.  According to the LVCVA, gaming revenues in Clark County were approximately $8.9 billion in 2010.  Room revenue as calculated by the LVCVA’s average daily rate multiplied by number of occupied rooms was approximately $4.1 billion in 2010.  The newer, large Las Vegas destination resorts have been designed to capitalize on non-gaming revenues by providing better quality hotel rooms at higher rates and by providing expanded shopping, dining and entertainment opportunities to their patrons in addition to gaming.

McCarran International Airport Expansion

During the past six years, McCarran International Airport has been expanded to accommodate an increased number of airlines and passengers.  The number of passengers traveling through McCarran International Airport has increased from approximately 36.3 million in 2003 to 44.1 million in 2008.  In 2009, airline passengers decreased to 40.5 million and in 2010 airline passenger travel was approximately 39.8 million.  Long-term expansion plans for McCarran International Airport continue and provide for an additional runway, terminal concourse expansions, a new control tower and other facilities and are expected to be completed by early 2012.

Customer Segmentation

The Company focuses its marketing efforts primarily on the convention segment, the mid-level casino segment and the leisure and tour and travel segment.

The convention business is a significant market segment for the Hotel, contributing approximately 30% of the total room nights in 2010.  The Hotel’s prominent location next to the Las Vegas Convention Center allows it to effectively target large convention groups, thereby increasing mid-week demand for available room nights.

The casino customers accounted for approximately 22% of total room nights in 2010.  The Hotel uses a reward program to track casino customers’ play and provides comps or reduced hotel rates based on historical levels of play.

The leisure customers accounted for the remainder or approximately 48% of the Hotel’s total room nights in 2010.  Leisure customers are attracted to the Hotel due to the property’s Strip-like environment and extensive amenities offered at a more affordable and attractive cost relative to Strip properties.  Within the leisure segment, the Hotel caters to the free and independent traveler leisure segment, tour and travel segment and package customers.  The Hotel targets the leisure segment through added value packages, promotional discounts, and tour and travel operators.  The tour and travel segment is primarily used to increase occupancy during off-peak and low seasons.

LVH 2010 Form 10-K March 23, 2011.doc

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

Advertising Strategy

Our advertising plan supports our overall positioning objectives, which are focused primarily on entertainment, the SuperBook and our meetings and conventions business.  We will support all major entertainment initiatives, using print, broadcast and outdoor as necessary.  We will advertise our SuperBook and its promotions throughout the year, by including budget allocations for radio and newspaper buys to support Hoops Central (our promotion of the NCAA basketball tournament), the SuperContest (a pro football handicapping contest), as well as Football Central to maintain the perception of the SuperBook as the leader in race and sports in Las Vegas.  2011 will mark the sixth year of Football Central, our successful property-wide football promotion that benefits slots and table games, as well as the SuperBook.  After many years in the meetings and conventions business, we have honed our approach to travel trade advertising.  We have a good mix of advertising in both travel and meeting planner publications that supports our convention and meetings sales efforts each year.  In addition, we will continue to utilize the internet to promote the Hotel through advertising on major internet sites and search engine optimization to ensure customer traffic is directed to our website.  Social media methods will continue to be expanded as this method of communication becomes more popular.

Competition

The Hotel is located less than one mile east of the Strip and competes with other high-quality Las Vegas resorts and other Las Vegas hotel casinos, including those located on the Strip, on the basis of overall atmosphere, range of amenities, price, location, entertainment offered, theme and size.  Currently, there are approximately 30 major gaming properties located on or near the Strip, thirteen additional major gaming properties in the downtown area and additional gaming properties located in other areas of Las Vegas.  Many of the competing properties, such as the Rio, Wynn Resorts, Mandalay Bay, Paris, The Venetian, The Mirage, Treasure Island, Caesar’s Palace, Luxor, New York-New York, Bellagio, Planet Hollywood, the Palms and the MGM Grand have themes and attractions which draw a significant number of visitors and directly compete with the Hotel’s operations.  Some of these facilities are operated by companies that have more than one operating facility and may have greater name recognition and financial and marketing resources than the Hotel and market to the same target demographic group as the Hotel does.  Furthermore, new hotel casinos, with a significant number of hotel rooms, have opened in Las Vegas within the last two years.  There can be no assurance that the Las Vegas market will grow or that hotel casino resorts will continue to be popular.  A decline or leveling off of the growth or popularity of such facilities could result in reduced casino and hotel revenues.

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

Employees

As of December 31, 2010, the Company had approximately 1,900 full time employees.

The Company recognizes that the Hotel’s employees are critical to its success and has fostered a productive work culture.  Employees are offered competitive salaries and a benefits package that includes medical and dental coverage.

The Company believes that it has a good working relationship with both its union and non-union work force.  Labor unions represent approximately 70% of the work force at the Hotel with labor agreement terms ranging from one year to five years.  Approximately 3% of the labor workforce is covered by a collective bargaining agreement that will expire within one year.  The Company anticipates that these agreements will be renewed.

LVH 2010 Form 10-K March 23, 2011.doc

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

LVH 2010 Form 10-K March 23, 2011.doc

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

On June 17, 2004, the Nevada Gaming Commission issued an order of registration of the Company (the “Order”).  The Order was amended on June 22, 2006 in conjunction with the transfer of certain Class A Membership Units to WH/LVH Managers Voteco, LLC, and was amended on November 16, 2006 in conjunction with the transfer of certain Class A and Class B Membership Units to Nicholas L. Ribis, and was again amended on August 20, 2009 to reflect the finding of suitability of a beneficial owner.  The Order (1) prohibits the current holders of the Company’s Membership Units or their respective affiliates from selling, assigning, transferring, pledging or otherwise disposing of Membership Units or any other security convertible into or exchangeable for Class A Units or Class B Units, without the prior approval of the Nevada Gaming Commission and (2) prohibits the Company from declaring cash dividends or distributions on any class of membership unit of the Company beneficially owned in whole or in part by Holdings, Co-Investment Partners, Voteco, Coinvestment Voteco, WH/LVH Managers Voteco, LLC, Nicholas L. Ribis, or their respective affiliates, without the prior approval of the Nevada Gaming Commission.  The Order sets forth a description of the Company and its affiliates and intermediary companies and the various gaming licenses and approvals obtained by those entities together with certain conditions and limitations pertaining to the licenses and approvals.

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

LVH 2010 Form 10-K March 23, 2011.doc

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

LVH 2010 Form 10-K March 23, 2011.doc

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

LVH 2010 Form 10-K March 23, 2011.doc

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

The Company is dependent on the willingness of its customers to travel.  A substantial number of our customers use air travel to come to Las Vegas.  As a result of terrorist acts, domestic and international travel could be severely disrupted, which would result in a decrease in customer visits to Las Vegas, including to the Hotel.  In addition, developments in the conflicts in the Middle East could have a similar effect on domestic and international travel.  Most of the Hotel’s customers travel to reach the Hotel.  Only a small amount of the Company’s business is generated by local residents.  Management cannot predict the extent to which disruptions in air or other forms of travel as a result of any further terrorist act, outbreak of hostilities or escalation of war would adversely affect the Company’s financial condition, results of operations or cash flows.

LVH 2010 Form 10-K March 23, 2011.doc

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
There was unprecedented deterioration in financial and credit markets worldwide in 2008 which continued throughout 2009 and 2010.  There can be no assurance that the decline is over and there can be no assurance that government response to these conditions will successfully address the fundamental weakness, restore consumer confidence or lead to improvement or increase liquidity in the markets.  Customer demand for leisure activities that the Company offers may be depressed or continue to decline.
There has been  large additions to the room supply in Las Vegas.
There has been large additions to the supply of hotel rooms in Las Vegas.  Even after the global economy begins to recover, there may be excess supply which affects the Company’s ability to maximize the occupancy of the Hotel.
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

The Company has substantial debt service obligations.  As of December 31, 2010, the Company has a long-term term loan of $252 million secured by substantially all the assets of the Hotel.

This substantial indebtedness could have important consequences to the Company.  For example, it could:

•         create significant demand for, or otherwise restrict, its available free cash flow;

•         increase the Company’s vulnerability to general adverse economic and industry conditions;

LVH 2010 Form 10-K March 23, 2011.doc

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

LVH 2010 Form 10-K March 23, 2011.doc

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

According to the LVCVA, there were approximately 151,000 hotel and motel rooms in Las Vegas as of December 31, 2010.  Various competitors on the Las Vegas Strip have expanded and/or renovated their existing facilities.  MGM Resorts International (formerly MGM MIRAGE) opened a multi-billion dollar urban complex known as City Center consisting of a 61-story, 4,004-room gaming resort; two combination non-gaming luxury hotels and condominium towers, dual 37-story towers with 335 condominiums each as well as retail, dining and entertainment venues.  In December 2010, the $3.9 billion Cosmopolitan of Las Vegas opened.  The hotel/casino is located on the Strip just south of Bellagio and has approximately 3,000 rooms (approximately 1,000 of the 3,000 rooms will be completed in 2011), a casino, retail and restaurant space, an 1,800 seat  theatre and approximately 150,000 sq ft of convention space.  If demand for hotel rooms does not keep up with the increase in the number of hotel rooms, competitive pressures may cause reductions in average room rates.

LVH 2010 Form 10-K March 23, 2011.doc

The Company also competes with legalized gaming from casinos located on Native American tribal lands.  Native American tribes in California are permitted to operate casinos with slot machines, table games and house-banked card games.  The governor of California has entered into compacts with numerous tribes in California and has announced the execution of a number of new compacts with no limits on the number of gaming machines (which had been limited under the prior compacts).  The federal government has approved numerous compacts in California and casino-style gaming is now legal on those tribal lands.  While the competitive impact on our operations in Las Vegas from the continued growth of Native American gaming establishments in California remains uncertain, the proliferation of gaming in California and other areas located near the Hotel could have an adverse effect on the Company’s results of operations.

In addition, certain states have legalized, and others may legalize, casino gaming in specific areas, including metropolitan areas from which the Company traditionally attracts customers, such as New York, Philadelphia, Los Angeles, San Francisco and Boston.  Pennsylvania currently has tens casinos – six classified as “racinos” and, in total, the state houses approximately 27,000 slot machines.  A number of states have permitted or are considering permitting gaming at “racinos,” on Native American reservations and through expansion of state lotteries.  The current global trend toward liberalization of gaming restrictions and resulting proliferation of gaming venues could result in a decrease in the number of visitors to the Hotel by attracting customers close to home and away from Las Vegas, which could adversely affect the Company’s financial condition, results of operations or cash flows.

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

LVH 2010 Form 10-K March 23, 2011.doc

The Company extends credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit.  For the year ended December 31, 2010, the table games drop at the Hotel was approximately 33% from credit-based guest wagering.  The default rate on credit extended to the Hotel’s table gaming customers was less than one percent of the total amount of credit issued since the Hotel was acquired.  However, economic conditions in the United States and elsewhere could cause this default rate to significantly increase.

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

The physical condition of, and improvements to, the Hotel may require the remediation or abatement of certain environmental conditions.

The Hotel was originally developed in 1969 and multiple expansions and alterations have taken place throughout the history of the property.  Portions of the Hotel are known to contain asbestos containing materials, which require abatement or encapsulation if disturbed.  Other environmental conditions may be found that require remediation in isolated areas.  While the Company has identified the location of asbestos containing materials and has implemented an asbestos management plan, the extent of potential environmental conditions cannot be determined definitively and may result in substantial additional expense in the event additional or currently unknown conditions are detected or in the event the disturbance of asbestos becomes necessary in the ordinary operations of the Hotel.

LVH 2010 Form 10-K March 23, 2011.doc

ITEM 1B(T).—     UNRESOLVED STAFF COMMENTS

None

ITEM 2.—PROPERTIES

The Company owns and operates the Las Vegas Hilton (the “Hotel”), a casino resort located in Las Vegas, Nevada.

The Hotel is located one block east of the Las Vegas Strip (the “Strip”) on approximately fifty-nine acres of land between Paradise Road and Joe W. Brown Drive adjacent to the Las Vegas Convention Center.  It has approximately 2,950 hotel rooms and suites, an approximately 74,000 square feet casino with approximately 49 table games and 937 slot machines, a race and sports book, 11 restaurants, approximately 4,800 parking spaces, approximately 200,000 square feet of meeting/convention space, a 1,600-seat showroom, a 300 seat cabaret theater, retail outlets, a wedding chapel, an outdoor pool and a spa and health club.

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

LVH 2010 Form 10-K March 23, 2011.doc

PART II

ITEM 5.— MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

No established public trading market exists for the Company’s common equity.  There are no current plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in the Company’s equity.

Holders

As of December 31, 2010, the Company had four holders of record of its Class A Membership Units and three holders of record of its Class B Membership Units.

Securities Issued Under Equity Compensation Plans

The following table provides information as of December 31, 2010, regarding the number of Membership Units that may be issued under the Company’s 2004 Incentive Plan.

Distributions

The Company has never paid any distributions on its Membership Units.  Certain provisions of the Term Loan, as well as the gaming approvals required by the Nevada Gaming Authorities, contain restrictions on the payment of dividends or other distributions by the Company.

	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation Plans	Class A Units	Class B Units	Class A Units	Class B Units

Plans approved by security holders	0.1837	183,334	$ 100	$ 100	-

Plans not approved by security holders	-	-			-

Total	0.1837	183,334	$ 100	$ 100	-

Purchases of Equity Securities by the Company

During the year ended December 31, 2010, the Company did not repurchase any units of its common equity, either as part of a publicly announced plan or program or otherwise.  No publicly announced plans or programs are currently in place under which the Company may purchase shares of its common equity.

LVH 2010 Form 10-K March 23, 2011.doc

ITEM 6.—SELECTED FINANCIAL DATA

The historical selected financial data of the Company set forth below should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.  The statement of operations data for the years ended December 31, 2010, 2009 and 2008, and the balance sheet data at December 31, 2010 and 2009 of the Company are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Results of Operations:
Net revenues	$ 187,676	$ 200,720	$ 281,684
Operating expenses (excluding depreciation and amortization)	188,848	198,207	246,712
Depreciation and amortization	19,598	20,680	20,426
Total operating (loss) income	(20,770)	(18,167)	14,546
Interest expense, net	(13,303)	(10,750)	(14,983)
Net Loss	(34,073)	(28,917)	(437)
Balance Sheet:
Total assets	355,091	367,004	406,552
Long term debt	252,222	230,000	250,000
Total liabilities	292,449	270,422	285,553
Members’ equity	842	34,782	60,999

LVH 2010 Form 10-K March 23, 2011.doc

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

Summary Financial Results

The Hotel offers hotel, gaming, dining, entertainment, retail and spa amenities at one location in Las Vegas and under one operating segment.  Approximately 32% of the Hotel’s gross revenue is derived from gaming and 35% is derived from room revenue.  Room revenue is significant because of the Hotel’s location next to the Las Vegas Convention Center and its related emphasis on group, convention and trade show business.

The following table summarizes the Hotel’s results of operations (in thousands):

	2010	2009	2008
Net revenues	$ 187,676	$ 200,720	$ 281,684
Operating (loss) income	$ (20,770)	$ (18,167)	$ 14,546
Net Loss	$ (34,073)	$ (28,917)	$ (437)

LVH 2010 Form 10-K March 23, 2011.doc

Comparison of the Year Ended December 31, 2010 with the Year Ended December 31, 2009

Revenue Information

The breakdown of the Property’s net revenue is as follows (dollars in thousands):

	Year Ended December 31,
	2010	2009	Percent Change

Casino	$ 67,098	$ 80,476	(16.6)%
Rooms	73,057	73,189	(0.2)%
Food and beverage	59,655	59,824	(0.3)%
Other	11,174	12,132	(7.9)%
	210,984	225,621	(6.5)%
Less – Promotional Allowances	(23,308)	(24,901)	6.4%
Net revenue	$ 187,676	$ 200,720	(6.5)%

Net revenue for the year ended December 31, 2010 was $187.7 million, representing a decrease of $13.0 million or 6.5% when compared to $200.7 million of net revenues for the year ended December 31, 2009.  The decrease in net revenue was due primarily to:  (1) a decrease in casino revenue of $13.4 million primarily due to decreased table games and slot volume, and (2) a decrease in other revenue of $1.0 million primarily as a result of decreased entertainment revenue.

In 2010, table games revenue decreased approximately 19.6% and slot revenue decreased approximately 16.4% compared to revenues in 2009.  The table games and slot volume decreased primarily due to lower spending by gaming visitors and fierce competition in the Las Vegas market. The economic downturn limited the number of visitors.  Multi-location competitors offered gaming guests higher credit limits, longer payment terms, increased player incentives and enriched casino marketing programs.  Similar programs were considered by the Hotel but not implemented because they did not meet our profitability benchmarks.  Race and sports book wagering during 2010 was similar to 2009 levels, but an unfavorable win percentage, especially on Super Bowl Sunday, produced a shortfall of win in 2010 compared to 2009.

The Company’s casino operating margin declined between 2010 and 2009.  For the year ended December 31, 2010 the casino operating margin was 12.2%; for the year ended December 31, 2009 the casino operating margin was 19.6%.  The lower operating margin was primarily due to higher proportionate labor costs.  The Company anticipates that visitor volume and competition will continue to be a challenge in 2011. The Company will focus on new hotel marketing initiatives, increasing operating efficiencies, maintaining high convention-related hotel occupancy and taking advantage of the Hilton affiliation to maintain visitor volume.

The Hotel maintained an average daily room rate of $86 in both 2010 and 2009.  Occupancy was also similar for the two years.  The convention segment for the year ended December 31, 2010 had higher occupancy but also had lower ADR than the year ended December 31, 2009.  The leisure segment experienced the opposite between 2010 and 2009.  The leisure segment had lower occupancy but higher ADR.  Operating margins were very similar for the two years.  The hotel operating margin for the year ended December 31, 2010 was 60.0%.  The hotel operating margin for the year ended December 31, 2009 was 61.2%.  The slight decline is margin was primarily due to increases from bargaining unit hourly rates.

Food and beverage revenues were $59.7 million during 2010, virtually unchanged compared to $59.8 million for 2009.  The Hotel’s food and beverage operating margin for the year ended December 31, 2010 was 28.8% compared to 31.9% for the year ended December 31, 2009.  This decrease in margin was primarily due to an increase in union labor and higher beverage costs.

LVH 2010 Form 10-K March 23, 2011.doc

Other revenues include retail sales, entertainment sales and miscellaneous income at the Hotel.  Other revenue decreased $1.0 million or 7.9% in 2010 from $12.1 million in 2009.  The decrease is attributable to entertainment ticket sales.  The Company primarily utilized four-wall acts instead of headliners.  Four-wall acts contract for the use of the Hilton Theater and generally retain the revenue from the ticket sales.

Operating Cost and Expense Information

Fluctuations in the Hotel’s operating costs and expenses are generally based upon the change in volume of guests staying in the Hotel and utilizing the Hotel’s amenities, including the hotel, casino, food and beverage, entertainment, spa and retail outlets.

The breakdown of operating costs and expenses is as follows (dollars in thousands):

	Year Ended December 31,
	2010	2009	Percent Change

Casino	$ 58,941	$ 64,729	(8.9)%
Rooms	29,203	28,415	2.8%
Food and beverage	42,503	40,753	4.3%
Other	6,512	9,347	(30.3)%
General and administrative	51,689	54,963	(6.0)%
Depreciation and amortization	19,598	20,680	(5.2)%
Total	$ 208,446	$ 218,887	(4.8)%

Operating costs and expenses decreased $10.4 million, or 4.8%, to $208.4 million for the year ended December 31, 2010 compared to $218.9 million for the year ended December 31, 2009.  The decrease was primarily attributable to decreased wage and benefit expenses caused by lower business volumes at the Hotel.

Casino

The decrease in casino expense is primarily related to a decrease in the volume of gaming activity.  Spending levels for labor, benefits and promotional spending decreased in relation to lower gaming revenue volume.

Rooms

Operating expense for the Hotel’s room department increased slightly from $28.4 million for the year ended December 31, 2009 to $29.2 million for the year ended December 31, 2010.  Since occupancy was similar between 2009 and 2010, operating expenses were very similar to prior year levels..

Food and Beverage

Operating expense for the Hotel’s food and beverage increased $1.8 million, or 4.3% year-over-year.  The increase was primarily due to an increase in labor and benefits.

Other

Other operating expenses decreased approximately $2.8 million, or 30.3%, year-over-year.  The decrease is primarily attributable to decreases in entertainment expenses.  Lower artist fees, which are included in other expenses, were incurred because the Hotel entered into more contracts in which the artist fees were absorbed by the producers of such events and because the resident entertainers appeared less frequently in 2010 than in 2009.

LVH 2010 Form 10-K March 23, 2011.doc

General and Administrative

General and administrative expenses decreased $3.3 million or 6.0% year-over-year. The decrease was attributed to a decrease in discretionary wages and lower advertising costs.

Depreciation and Amortization

Depreciation expense decreased approximately $1.1 million in 2010 compared to 2009.  Certain short-lived assets, namely slot machines, have become fully depreciated between 2009 and 2010.

Interest (Income) Expense

The following table summarizes information related to the Company’s interest expense on long-term debt and interest income during the year ended December 31, 2010 (in thousands, except percentages):

Interest expense	$ 13,315
Interest income	(12)
Interest expense, net	$ 13,303

Cash paid for interest	$ 7,715
Average total debt balance	$ 239,794
Weighted average interest rate	5.6%

Interest expense includes $903,425 of amortization related to deferred financing costs and $68,072 reflecting the change in the value of the interest rate cap.  No interest was capitalized during 2009.

Net Income (Loss)

The Hotel recorded a net loss of $34.1 million for the year ended December 31, 2010, compared with a net loss of $28.9 million for the year ended December 31, 2009.

The decrease in the net income is attributed to the decrease in operating income offset by a decrease in operating expenses and an increase in interest expense.  A reconciliation follows (in thousands):

2009 Net Loss	$ (28,917)
Decrease in 2010 Operating Revenue	(13,044)
Decrease in 2010 Operating Expense	10,441
Decrease in Interest Expense, net	(2,553)
2010 Net Loss	$ (34,073)

LVH 2010 Form 10-K March 23, 2011.doc

Comparison of the Year Ended December 31, 2009 with the Year Ended December 31, 2008

Revenue Information

The breakdown of the Property’s net revenue is as follows (dollars in thousands):

	Year Ended December 31,
	2009	2008	Percent Change

Casino	$ 80,476	$ 97,259	(17.3)%
Rooms	73,189	115,608	(36.7)%
Food and beverage	59,824	75,525	(20.8)%
Other	12,132	22,482	(46.0)%
	225,621	310,874	(27.4)%
Less – Promotional Allowances	(24,901)	(29,190)	(14.7)%
Net revenue	$ 200,720	$ 281,684	(28.7)%

Net revenue for the year ended December 31, 2009 was $200.7 million, representing a decrease of $81.0 million or 28.7% when compared to $281.7 million of net revenues during 2008.  The decrease in net revenue was due to:  (1) a decrease in casino revenue of $16.8 million due to decreased table games and slot revenue partially offset by increased race and sportsbook revenue, (2) a decrease in room revenue of $42.4 million primarily as a result of a decrease in the average daily hotel room rate, and (3) a decrease in food and beverage revenue of $15.7 million primarily as a result of a decline in banquets and catering and other segments related to the conventioneer and (4) a decrease in other revenue of $10.4 million primarily as a result of decreased entertainment revenue.

In 2009, table games revenue decreased approximately 27.4% and slot revenue decreased approximately 19.5%.  The shortfall in table games and slot revenue was somewhat offset by a 20.2% increase in the Race and Sportsbook win.  Table games and slot volume decreased primarily due to lower spending by gaming visitors and fierce competition in the Las Vegas market. The economic downturn limited the number of visitors.  Multi-location competitors offered gaming guests higher credit limits, longer payment terms, increased player incentives and enriched casino marketing programs.  The shortfall in table games and slot revenue was somewhat offset by a 20.2% increase in the Race and Sportsbook win.  The increase in Race and Sportsbook win was primarily due to an increase in the related hold percentage much of which was driven by favorable Super Bowl results.

The Company’s casino operating margin was basically unchanged between 2009 and 2008.  For the year ended December 31, 2009 the casino operating margin was 19.6%; for the year ended December 31, 2008 the casino operating margin was 19.4%.  With total casino revenues declining 17.3% between the two years, the Company was able to proportionately reduce casino-related expenses.

The Hotel maintained an average daily room rate of $86 in 2009 compared to $125 in 2008.  Room revenues during 2009 were $73.2 million, representing a decrease of $42.4 million or 36.7% when compared to $115.6 million during 2008.  The decrease in room revenue was primarily the result of the decrease in the average daily room rate.  Occupancy, especially in the convention segment, was also a contributor to the hotel revenue shortfall.  Operating margins fell from 71.0% in 2008 compared to 61.2% in 2009 due to the significant decrease in hotel room rates.

Food and beverage revenues were $59.8 million during 2009 compared to $75.5 million for 2008.  Food and beverage revenue declined due to lower occupancy especially in those outlets that cater to the conventioneer.  The Hotel’s food and beverage operating margin for the year ended December 31, 2009 was 31.9% compared to 29.3% for the year ended December 31, 2008.  This increase in margin was achieved by lower labor and benefit costs.

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

LVH 2010 Form 10-K March 23, 2011.doc

Operating Cost and Expense Information

Fluctuations in the Hotel’s operating costs and expenses are generally based upon the change in volume of guests staying in the Hotel and utilizing the Hotel’s amenities, including the hotel, casino, food and beverage, entertainment, spa and retail outlets.

The breakdown of operating costs and expenses is as follows (dollars in thousands):

	Year Ended December 31,
	2009	2008	Percent Change

Casino	$ 64,729	$ 78,373	(17.4)%
Rooms	28,415	33,568	(15.4)%
Food and beverage	40,753	53,411	(23.7)%
Other	9,347	15,534	(39.8)%
General and administrative	54,963	65,826	(16.5)%
Depreciation and amortization	20,680	20,426	1.2%
Total	$ 218,887	$ 267,138	(18.1)%

Operating costs and expenses decreased $48.3 million, or 18.1%, to $218.9 million for the year ended December 31, 2009 compared to $267.1 million for the year ended December 31, 2008.  The decrease was primarily attributable to decreased wage and benefit expenses caused by lower business volumes at the Hotel.

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

LVH 2010 Form 10-K March 23, 2011.doc

Depreciation and Amortization

Depreciation expense is approximately the same for the year ended December 31, 2009 compared to the year ended December 31, 2008.  Limited additional property renovations were completed in 2009.

Interest (Income) Expense

The following table summarizes information related to the Company’s interest expense on long-term debt and interest income during the year ended December 31, 2009 (in thousands, except percentages):

Interest expense	$ 10,865
Interest income	(115)
Interest expense, net	$ 10,750

Cash paid for interest	$ 9,295
Average total debt balance	$ 241,250
Weighted average interest rate	4.2%

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

The decrease in the net income is attributed to the decrease in operating income offset by the decrease in interest expense.  A reconciliation follows (in thousands):

2008 Net Loss	$ (437)
Decrease in 2009 Operating Revenue	(80,964)
Decrease in 2009 Operating Expense	48,251
Decrease in Interest Expense, net	4,233
2009 Net Loss	$ (28,917)

Liquidity and Capital Resources

Cash flows of the Company for the year ended December 31, 2010 compared to the year ended December 31, 2009 consisted of the following:

Cash Flows – Operating Activities

Cash flow used in operations was $13.4 million in 2010 compared to $1.3 million provided by operations in 2009.  The decrease in cash flow used in operations was primarily due to the increase in net loss between the two periods and the reduction of accounts payable and accrued expenses

Cash Flows – Investing Activities

During the year ended December 31, 2010, the Company paid out $4.8 million for numerous maintenance capital projects.  The Company expects to spend nominal amounts on capital projects in 2011.  Any 2011 capital expenditure projects will be financed from existing cash balances and 2011 operating cash flow.  The Company also reduced restricted cash during the year ended December 31, 2010 in order to fund operations.

LVH 2010 Form 10-K March 23, 2011.doc

Cash Flows – Financing Activities

For the year ended December 31, 2010, $20.7 million of cash was provided by financing activities.  The additional cash was received as part of the extension of the Term Loan discussed in Note 8.  For the year ended December 31, 2009, $17.0 million was used to fund financing activities primarily with a $20.0 million repayment of the Term Loan. For the year ended December 31, 2010, $1.2 million of debt issuance costs were expended.  During the year ended December 31, 2009, $1.5 million of debt issuance costs were incurred.  As of December 31, 2010 the Term Loan has a total balance of $230 million and a portion of the Term Loan funded by an affiliate has a total balance of $22.0 million.

Interest on the Term Loan accrues at a rate of one month LIBOR plus 4.0%.  The LIBOR rate has a minimum of 1.5%.  The Term Loan provides for no amortization during the term. The Term Loan is collateralized by a first priority deed of trust on the Hotel.

Pursuant to the terms of the Term Loan, the Company purchased an interest rate cap with LIBOR strike rate of 5.75% for the first two years of the Term Loan and an interest rate cap with LIBOR strike rate of 6.25% for any extension periods.  As of December 31, 2010 the unamortized value of the interest rate cap is $55,928.

The Term Loan had an original expiration date of May 10, 2008.  Upon the satisfaction of certain conditions, the Term Loan provided for three, one year extensions.  The Company exercised the first extension option in 2008.  On August 14, 2009 the Company and Goldman Sachs Mortgage Company (the “Lender”) executed the First Amendment to Loan Agreement and Omnibus Loan Modification Agreement.  The agreement extended the Term Loan due date for two years.  Also as part of the loan modification, the Company was required to obtain a new extension rate cap agreement, pay an extension fee and out-of-pocket expenses incurred by the Lender and meet certain debt yield benchmarks.  The Company paid $20 million in principal during 2009 as part of the negotiated extension as of June 30, 2009.

The Company entered into a Second Amendment to the Loan Agreement dated July 30, 2010.  The modified loan increased the principal amount of the loan by $22 million subject to terms and conditions of the Loan Agreement.  Concurrent to the funding, a participation agreement was executed with LVH Finance, LLC (the “Participant”) whereby the Participant funded the $22 million principal.  The Second Amendment extended the due date of the term loan to December 31, 2012 and calls for interest to be paid at LIBOR plus 4.0% through June 2011.  The LIBOR spread increases at 0.5% increments at six month intervals.  The LIBOR rate has a floor of 1.5%.  No interest is to accrue on the $22 million additional funding.  See also Footnote 8 to the financial statements.

Other Factors Affecting Liquidity

Covenants under the term loan restrict the Company’s future borrowing capacity. However, subject to certain conditions, the Term Loan does permit the Company to incur additional debt to fund working capital. If circumstances warrant, the Company may seek to obtain a working capital line of credit.

The Company's independent registered public accounting firm included an explanatory paragraph that expresses substantial doubt as to the Company's ability to continue as a going concern in their audit reports contained in this Annual Report on Form 10-K for the year ended December 31, 2010.  The Company cannot provide any assurance that it will in fact operate its business profitably, maintain existing financings, or obtain sufficient financing in the future to sustain its business in the event the Company is not successful in its efforts to generate sufficient revenue and operating cash flow.

The Company’s ability to continue as a going concern will be determined by its ability to obtain additional funding or restructure or negotiate waivers on its existing indebtedness and to generate sufficient revenue to cover its operating expenses.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

The Company is evaluating a range of financial and strategic alternatives in addressing trends in the Company’s operating results and financial position.  These alternatives include refinancing, restructuring the Company’s financial obligations or the infusion of capital by ownership.

LVH 2010 Form 10-K March 23, 2011.doc

Contractual Obligation and Other Commitments

The following table summarizes the Company’s contractual obligations and commitments (amount in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In Thousands)
Long-Term Debt Obligation
Term Loan (a)	$ -	$ 252,000	$ -	$ -	$ 252,000
Variable interest payments (b)	13,225	15,525	-	-	28,750
Slot machine purchase (c)	611	222	-	-	833
Contractual Obligations
Employment agreements (d)	2,659	1,269	-	-	3,928
Licensing agreement (e)	-	-	-	-	-
Operating leases(f)	366	367	-	-	733

	$ 16,861	$ 269,383	$ -	$ -	$ 286,244

________________

(a)

The Term Loan, with an initial funding of $209,200,000 originated May 11, 2006.  The Company has drawn an additional $42.8 million under the Term Loan and had an outstanding balance of $252,000,000.  The loan had an original two-year term and three, one-year extensions.  The Term Loan was extended twice with the Lender requiring the Company to make $20 million in principal payments, pay certain fees, purchase an interest rate cap and pay out-of-pocket expenses of the Lender.  The Company defaulted on its June 1, 2010 interest payment.  The default was cured on July 30, 2010 when the Company entered into a loan modification agreement.  The agreement had the Lender advance the Company $22 million and provided for a due date of December 31, 2012.   Interest accrues at LIBOR plus 4.0% with a LIBOR floor of 1.5%.  The spread increases 0.5% every six months beginning July 2011 up to a maximum of 5.5%.  A Participation Agreement was executed simultaneously regarding the $22 million additional funding.  The Participation Agreement which is between LVH Finance LLC, an affiliate, and the Lender does not allow for interest or fees to be accrued on the $22 million principal.

(b)

Based on the LIBOR floor of 1.5% plus 4.0% for the first six months of year one, LIBOR floor of 1.5% plus 4.5% for the second six months of year one, and LIBOR floor of 1.5% plus 5.0% for the first six months of year one and LIBOR floor of 1.5% plus 5.5% for the second half of year two.

(c)	Principal due based on variable monthly payments dependent on specified percentages of drop or win on the related slot machines.
(d)	The Company is party to employment agreements with 14 of its senior executives, with terms of one to three years.
(e)

The Company signed a new agreement with Hilton commencing January 1, 2009.  The agreement expires December 31, 2015 and allows the Hotel to use the Hilton name, advertise on the Hilton Hotels website, and utilize the Hilton reservation system and other Hilton amenities.  In exchange, the Hotel is required to make certain capital improvements and will pay varying percentage fees of Food and Beverage Revenue (as defined in the agreement) and Hotel Revenue (as defined in the agreement) and also is obligated to participate in the “HHonors Program TM” reward program.  For the year ending December 31, 2011 and subsequent years the Company will expense 1% of defined Food and Beverage revenue and 5.25% of defined Hotel Revenue in accordance with this agreement. For the year ended December 31, 2010, $4.2 million was expensed in accordance with this agreement.

(f)	The Company is party to operating leases for office and telephone equipment with original terms of three to five years.

Off-Balance Sheet Arrangements

The Company is not currently subject to any off-balance sheet arrangements which it believes will have a material adverse impact on its financial condition.

LVH 2010 Form 10-K March 23, 2011.doc

Debt Instruments

The following table provides information about the Company’s long-term debt at December 31, 2010 (amounts in thousands):

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

On July 30, 2010, the Company executed a Loan Modification Agreement which extended the due date of the term loan to December 31, 2012, provided for $22 million in additional borrowings and cured default interest that accrued from June 1, 2010.  See Note 8 for additional requirements of the Loan Modification Agreement.

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

Player Reward Promotions

The Company’s player reward program allows customers to redeem points earned from their gaming activity for cash and complimentary food, beverage, rooms, entertainment and merchandise.  At the time redeemed, the retail value of complimentaries is recorded as revenue with a corresponding offsetting amount included in promotional allowances.  The cost associated with complimentary food, beverage, rooms, entertainment and merchandise redeemed is recorded in casino costs and expenses.  The Company also records a liability for the estimated cost of the outstanding points that it believes will ultimately be redeemed.

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

LVH 2010 Form 10-K March 23, 2011.doc

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

The allowance for doubtful accounts as a percentage of receivables as of December 31, 2010 increased when compared to December 31, 2009 primarily as a result of the decrease in the account receivable balance.  Receivables have decreased due to tightened credit criteria.  The Company maintains strict controls over the issuance of markers and aggressively pursues collection from those customers who fail to pay after issuance of the marker.

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

Recent Accounting Pronouncements

In April, 2010, the FASB released an Accounting Standards Update (ASC Topic 924) addressing the issue of accounting for casino jackpots.  The update addresses the issue of the accounting diversity regarding the accrual of a jackpot liability for base jackpots.  The pronouncement requires a liability to be recorded at the time the entity has the obligation to pay the jackpot and applies to both base and progressive jackpots.  The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  The update requires the Company to reduce its current liabilities by approximately $860,000.  There will be an offset to the accumulated deficit account for a like amount.  There will be no effect on the results of operations, cash flows, or disclosures.

LVH 2010 Form 10-K March 23, 2011.doc

ITEM 7A(T).—     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  The Company’s primary exposure to market risk is interest rate risk associated with its variable rate long-term debt.   If LIBOR were to increase 100 basis points and there were no additional borrowings, interest expense would have increased approximately $2.3 million for the year ended December 31, 2010.  The Company attempts to manage its interest rate risk by entering into interest rate cap agreements.  The Company does not hold or issue financial instruments for trading purposes and does not enter into derivative transactions that would be considered speculative positions.  The derivative financial instruments consist exclusively of interest rate cap agreements.  Differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense.

To manage counterparty credit risk in interest rate cap agreements, the Company only enters into agreements with highly rated institutions that can be expected to perform under terms of such agreements.

LVH 2010 Form 10-K March 23, 2011.doc

ITEM 8.—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

The following financial statements of the Company are presented herein on the page indicated:

AUDITED FINANCIAL STATEMENTS:

LVH 2010 Form 10-K March 23, 2011.doc

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of Colony Resorts LVH Acquisitions, LLC:

We have audited the accompanying balance sheets of Colony Resorts LVH Acquisitions, LLC (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, members' equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colony Resorts LVH Acquisitions, LLC at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring net losses and has a working capital deficiency.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The 2010 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/Ernst & Young Las Vegas, Nevada March 25, 2011

LVH 2010 Form 10-K March 23, 2011.doc

COLONY RESORTS LVH ACQUISITIONS, LLC
BALANCE SHEETS

AS OF DECEMBER 31, 2010 AND 2009

(In thousands, except membership unit data)

	2010	2009
ASSETS
CURRENT ASSETS:
Cash and equivalents	$ 10,474	$ 13,901
Restricted cash	6,935	2,407
Accounts receivable, net of allowance for doubtful accounts of $6,417 at December 31, 2010 and $6,248 at December 31, 2009	8,382	9,013
Inventories	2,465	2,541
Prepaid expenses and other current assets	3,959	4,559
Total current assets	32,215	32,421
PROPERTY AND EQUIPMENT, NET	313,325	327,315
RESTRICTED CASH	6,690	5,290
OTHER ASSETS, NET	2,861	1,978
Total assets	$ 355,091	$ 367,004

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Current portion of other long-term debt	$ 611	$ -
Accounts payable	8,167	9,547
Accrued expenses	24,312	28,722
Due to affiliates	1,862	2,085
Total current liabilities	34,952	40,354
DEFERRED INTEREST	5,212	-
TERM LOAN	230,000	230,000
PORTION OF TERM LOAN FUNDED BY AFFILIATE	22,000	-
OTHER LONG-TERM DEBT	222	-
LONG TERM DEPOSITS	63	68
Total liabilities	292,449	270,422
COMMITMENTS AND CONTINGENCIES (Note 14)
REDEEMABLE MEMBERS’ EQUITY	61,800	61,800
MEMBERS’ EQUITY:
Class A Membership Units issued and outstanding: 1.50 units at $100 per unit	-	-
Class B Membership Units issued and outstanding: 900,000 units at $100 per unit	92,700	92,700
Accumulated deficit	(91,858)	(57,918)
Total members’ equity	842	34,782
Total liabilities and members’ equity	$ 355,091	$ 367,004

The accompanying notes are an integral part of these financial statements.

LVH 2010 Form 10-K March 23, 2011.doc

COLONY RESORTS LVH ACQUISITIONS, LLC
STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, 2008
(In thousands, except membership unit data)

	2010	2009	2008
Revenues:
Casino	$ 67,098	$ 80,476	$ 97,259
Rooms	73,057	73,189	115,608
Food and beverage	59,655	59,824	75,525
Other revenue	11,174	12,132	22,482
Total revenues	210,984	225,621	310,874
Less: promotional allowances	(23,308)	(24,901)	(29,190)
Net revenues	187,676	200,720	281,684
Operating Costs and Expenses:
Casino	58,941	64,729	78,373
Rooms	29,203	28,415	33,568
Food and beverage	42,503	40,753	53,411
Other expense	6,512	9,347	15,534
General and administrative	51,689	54,963	65,826
Depreciation and amortization	19,598	20,680	20,426
Total Operating Expenses	208,446	218,887	267,138
Operating (loss) income	(20,770)	(18,167)	14,546
Other income (expense):
Interest expense	(13,315)	(10,865)	(15,612)
Interest income	12	115	629
	(13,303)	(10,750)	(14,983)
Net Loss	$ (34,073)	$ (28,917)	$ (437)

Net (loss) income allocation:
Allocable to Class A	$ -	$ -	$ -
Allocable to Class B	(34,073)	(28,917)	(437)
Basic weighted average Class A membership units
outstanding	1.50	1.50	1.50
Basic weighted average Class B membership units
outstanding	1,500,000.00	1,500,000.00	1,500,000.00
Diluted weighted average membership units
outstanding	1,500,001.50	1,500,001.50	1,500,001.50
Net (loss) income per Class A membership unit- basic	(22.72)	(19.28)	(0.29)
Net (loss) income per Class B membership unit- basic	(22.72)	(19.28)	(0.29)
Per membership unit-diluted	(22.72)	(19.28)	(0.29)

The accompanying notes are an integral part of these financial statements.

LVH 2010 Form 10-K March 23, 2011.doc

COLONY RESORTS LVH ACQUISITIONS, LLC
STATEMENTS OF MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, 2008
(In thousands)

	Capital Contribution
	Class A Membership Units		Class B Membership Units
	Units	Value	Units	Value	Accumulated Deficit	Total
Balance, January 1, 2008	-	$ -	900	$ 90,000	$ (28,564)	$ 61,436
Net loss	-	-	-	-	(437)	(437)
Balance, December 31, 2008	-	$ -	900	$ 90,000	$ (29,001)	$ 60,999
Member Equity Contribution	-	-	-	2,700	-	2,700
Net loss	-	-	-	-	(28,917)	(28,917)
Balance, December 31, 2009	-	$ -	900	$ 92,700	$ (57,918)	$ 34,782
Stock-based employee compensation	-	-	-	-	133	133
Net loss	-	-	-	-	(34,073)	(34,073)
Balance, December 31, 2010	-	$ -	900	$ 92,700	$ (91,858)	$ 842

The accompanying notes are an integral part of these financial statements.

LVH 2010 Form 10-K March 23, 2011.doc

COLONY RESORTS LVH ACQUISITIONS, LLC
STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, 2008
(In thousands)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (34,073)	$ (28,917)	$ (437)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,598	20,680	20,426
Valuation change in interest rate cap agreement	68	38	13
Amortization of deferred financing costs	903	605	997
Forgiveness of default interest	(1,059)	-	-
Provision for doubtful accounts	118	(562)	1,812
Stock-based employee compensation	133	-	-
Changes in assets and liabilities:
Accounts receivable	513	3,491	4,414
Inventories	76	506	42
Prepaid expenses and other current assets	(149)	394	289
Other assets	245	190	814
Accounts payable	(1,380)	1,959	(4,121)
Accrued expenses	(3,350)	1,586	(5,904)
Deferred interest	5,212	-	-
Due to affiliates	(223)	1,318	(544)
Long term deposits	(5)	7	30
Net cash used in operating activities	(13,373)	1,295	17,831
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(4,776)	(5,727)	(10,365)
Change in restricted cash	(5,928)	2,959	(3,716)
Net cash used in investing activities	(10,704)	(2,768)	(14,081)
CASH FLOWS FROM FINANCING ACTIVITIES:
Term loan proceeds funded by affiliate	22,000	-	5,720
Purchase of interest rate cap	(125)	(38)	-
Debt issuance costs	(1,225)	(1,532)	(671)
Principal payments	-	(20,000)	-
Proceeds from member equity contribution	-	4,500	-
Net cash provided by/(used in) financing activities	20,650	(17,070)	5,049

(Decrease) increase in cash and equivalents	(3,427)	(18,543)	8,799
Cash and equivalents at beginning of year	13,901	32,444	23,645
CASH AND EQUIVALENTS AT END OF YEAR	$ 10,474	$ 13,901	$ 32,444

Supplemental Cash Flow Disclosure
Cash paid for interest	$ 7,715	$ 9,295	$ 14,602
Acquisition of gaming assets with seller financing	$ 833	$ -	$ -

The accompanying notes are an integral part of these financial statements.

LVH 2010 Form 10-K March 23, 2011.doc

COLONY RESORTS LVH ACQUISITIONS, LLC
NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, 2008

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

As shown in the financial statements, the Company generated net losses of $34.1 million and $28.9 million for the years ended December 31, 2010 and 2009, respectively. At December 31, 2010, the Company had cash and cash equivalents of $10.5 million and an accumulated deficit of $91.9 million.  Additionally, the Company had a working capital deficiency of $2.7 million at December 31, 2010.

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

LVH 2010 Form 10-K March 23, 2011.doc

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

Restricted Cash

The Company has on deposit $13.6 million and $7.7 million in various escrow accounts as of December 31, 2010 and 2009, respectively.  The accounts segregate funds to be used solely for renovation projects, property taxes and insurance, and also include certificates of deposit required by gaming authorities and certificates of deposits securing letters of credit in connection with self insurance policies issued by its insurance carriers and its credit card processor.

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

LVH 2010 Form 10-K March 23, 2011.doc

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

Management evaluates property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets exceeds their fair value in accordance with Accounting Standard Codification (ASC) Topic 360.  Impairment losses are recognized when estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition are less than their carrying amounts.

Capitalized Interest

The interest cost associated with major construction projects is capitalized and included in the cost of the project.  When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of the Company’s outstanding borrowings.  Capitalization of interest ceases when the project is substantially complete or development activity is suspended for more than a brief period.  During the years ended December 31, 2010, 2009, and 2008 the Company incurred $13.3 million, $10.9 million, and $15.6 million in net interest expense, respectively, and capitalized no amounts for those years.

Deferred Financing Costs

On May 11, 2006, the Company entered into a Term Loan with Goldman Sachs Commercial Mortgage Capital, L.P. which replaced the original financing of the Hotel.  The unamortized loan costs associated with the acquisition of the Hotel were written off and the loan costs associated with the Term Loan were capitalized for amortization over the life of the loan.  Financing costs associated with the extension of the loan in 2010 totaled $2.0 million.  Amortization expense for the years ended December 31, 2010, 2009 and 2008 was $0.9 million, $0.6 million, and $1.0 million, respectively.

Casino Revenue and Promotional Allowances

Casino revenue is the aggregate of gaming wins and losses.  Revenues are recognized net of certain sales incentives in accordance with the Emerging Issues Task Force (“EITF”) consensus in Issue 01-9 (ASC Topic 605) “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” The consensus in Topic 605 recognizes that sales incentives be recorded as a reduction of revenue and that points covered in point loyalty programs such as the Company’s player reward program must be recorded as a reduction of revenue.  The Company recognizes incentives related to points earned in the player reward program as a direct reduction of casino revenue.  Industry practice has historically treated the retail value of accommodations, food and beverage, and other services furnished to hotel/casino guests without charge as promotional allowances.  The estimated departmental cost of providing such promotional allowances is included primarily in casino operating expenses for the years ended December 31 as follows (in thousands):

LVH 2010 Form 10-K March 23, 2011.doc

	2010	2009	2008
Food and Beverage	$ 12,879	$ 13,159	$ 13,546
Rooms	4,074	4,242	4,058
Other	776	1,013	1,585
	$ 17,729	$ 18,414	$ 19,189

The estimated retail value of such promotional allowances included in operating revenues for the years ended December 31 is as follows (in thousands):

	2010	2009	2008
Food and Beverage	$ 13,816	$ 14,559	$ 15,253
Rooms	8,367	9,152	12,088
Other	1,125	1,190	1,849
	$ 23,308	$ 24,901	$ 29,190

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

Player Reward Promotion and Progressive Jackpot Payouts

The Company accrues for points earned by members of the Company’s player reward program as a reduction to revenue based upon the estimates for expected redemptions.  The Company maintains a number of progressive slot machines and table games.  As wagers are made on the respective progressive games, the amount available to win (to be paid out when the appropriate jackpots are hit) increases.  The Company has recorded the progressive jackpots as a liability with a corresponding charge against casino revenue.

Advertising Costs

Costs for advertising are expensed as incurred.  Advertising costs expensed during the years ended December 31, 2010, 2009, and 2008 were $4.7 million, $7.4 million, and $10.5 million, respectively.

Accounting for Derivative Instruments and Hedging Activities

The Company uses an interest rate cap (the “Cap”) to assist in managing interest cost being incurred on its Term Loan.  The difference between amounts received and amounts paid under such agreements, as well as any fees, is recorded as a reduction of, or addition to, interest expense as incurred over the life of the Cap.  For the years ended December 31, 2010, 2009 and 2008 approximately $68,072, $37,500 and $13,000, respectively was added to interest expense as a result of these interest rate caps.

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

LVH 2010 Form 10-K March 23, 2011.doc

Income (Loss) Per Membership Unit

The Company’s income (loss) per membership unit was calculated using the two-class method.  Under the two-class method, income or losses are allocated to each class of membership unit based on the respective members’ participation rights in undistributed income (loss).

The diluted income (loss) per membership unit includes the effect of the assumed conversion of the Class B Membership Units into Class A Membership Units at a 1:1 ratio.  The 0.1837 options to purchase Class A Membership Units and 183,334 options to purchase Class B Membership Units have been excluded from the diluted loss per membership unit calculation because the assumed conversion of these options would be anti-dilutive.

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

Subsequent to the closing of the acquisition of the Hotel, the Company granted 0.167 options of Class A Units and 183,334 options of Class B Units to certain executives, in accordance with the Plan.  The options have a 10 year life, vest over three years and have an exercise price of $100 per unit in both classes which was equal to, or greater than, the fair market value of the membership units at the date of grant.  As a result of the amendment on May 16, 2006 which eliminated the exclusion of the value of the Development Parcels (as defined in the Plan), the options increased in value.  All options related to these grants have vested and have been expensed over the service periods.

The fair value of the option awards is estimated on the date of grant using an appraisal of the value of the Company and its membership units.

In September 2009 the number of options available for distribution was increased by the Company’s Board.  As of December 31, 2009 the board of directors authorized an additional 0.0167 Class A Membership Units and an additional 16,667 Class B Membership Units.  The units were not issued until 2010.

There was approximately $133,000 of compensation cost related to the 16,667 options recognized in general and administrative expenses for the year ended December 31, 2010.  The estimated fair value of the options at the date of grant was $19.15 per membership unit and was computed using the Black-Scholes-Merton option pricing model with the following weighted average assumptions: risk free interest rate of 3.66%; no expected dividend yields; and expected vesting periods of 36 months.  The following table sets forth the assumptions used to determine compensation cost for these options consistent with the requirements of ASC Topic 718.

Weighted-average assumptions:
Model	Black-Scholes
Number of options	16,667 options
Membership unit price	$100
Exercise unit price	$100
Dividend Yield	N/A
Volatility	5%
Risk-Free rate	3.66%
Valuation Date	September 29, 2009
Expiration Date	September 29, 2012

LVH 2010 Form 10-K March 23, 2011.doc

Recent Accounting Pronouncement

In April, 2010, the FASB released an Accounting Standards Update (ASC Topic 924) addressing the issue of accounting for casino jackpots.  The update addresses the issue of the accounting diversity regarding the accrual of a jackpot liability for base jackpots.  The pronouncement requires a liability to be recorded at the time the entity has the obligation to pay the jackpot and applies to both base and progressive jackpots.  The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  The update requires the Company to reduce its current liabilities by approximately $860,000.  There will be an offset to the accumulated deficit account for a like amount.  The entry will be recorded as of January 1, 2011.  There will be no effect on the results of operations, cash flows, or disclosures.

Income Taxes

The Company is a limited liability company and is generally not subject to income taxes; therefore, no provision for income taxes had been made in the accompanying financial statements.  The Members include their respective share of the Company’s income or loss in the Members’ income tax returns.

On January 1, 2009, the Company adopted accounting guidance with respect to how uncertain tax positions should be accounted for and disclosed in the financial statements.  The guidance requires the assessment of tax positions taken or expected to be taken in the Company’s tax returns to determine whether the tax positions are “more-likely–than-not” of being sustained by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year.  The Company is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions.  Open years are those that are open for exam by taxing authorities.  The Company is not currently under examination by any taxing authority.  The Company has recorded no liability associated with uncertain tax provisions.

The Company files income tax returns in the US federal jurisdiction.  The statute of limitations for Internal Revenue Service (IRS) examination of the Company’s federal tax returns is determined by the statue governing the tax returns of its Members.

Note 5– ACCOUNTS RECEIVABLE, NET

Components of accounts receivable as of December 31 were as follows (thousands):

	2010	2009
Casino	$ 8,973	$ 10,142
Hotel	4,702	4,408
Other	1,124	711
	14,799	15,261
Less: allowance for doubtful accounts and discounts	(6,417)	(6,248)
	$ 8,382	$ 9,013

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

LVH 2010 Form 10-K March 23, 2011.doc

Note 6– PROPERTY AND EQUIPMENT, NET

Property and equipment as of December 31 consist of the following (in thousands):

	2010	2009
Land and land improvements	$ 154,602	$ 154,602
Building and improvements	162,123	161,187
Equipment, furniture, fixtures and leasehold improvements	99,360	96,550
Construction in progress	3,033	1,170
	419,118	413,509
Less: accumulated depreciation	(105,793)	(86,194)
	$ 313,325	$ 327,315

Note 7 – ACCRUED EXPENSES

Accrued expenses as of December 31 consist of the following (in thousands):

	2010	2009
Customer deposits	$ 1,950	$ 2,610
Payroll and related	7,612	8,151
Taxes and licenses	1,305	1,645
Casino related	9,306	9,919
License royalties	1,442	1,002
Other accruals	2,697	5,395
	$ 24,312	$ 28,722

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

On July 1, 2010 the Company stopped making interest payments on the Term Loan.  The Company accrued interest at a default rate of 5% on the unpaid balance.  The Company also incurred a 5% late charge on the accrued interest.  The accrued amount totaled $1.1 million and is included in interest expense for the three months ended September 30, 2010.  On July 30, 2010 the Company entered into the Second Amendment to the Term Loan which, among other things, forgave the default interest and accrued late charges.  The $1.1 million forgiveness of default interest was later reversed and is reflected on the statements of operations in the quarter ended September 30, 2010.

LVH 2010 Form 10-K March 23, 2011.doc

The Second Amendment to the Term Loan extended the loan until December 31, 2012 and provided the Company with additional loan advances of $22 million.  Concurrently, a Participation Agreement was executed between LVH Finance LLC (Participant), an affiliate of the Company, and Goldman Sachs Mortgage Company wherein the Participant funded the $22 million principal advance to the Company.  No interest or any fees are to accrue or be paid to the Participant by the Company.  The Company received an initial advance on July 30, 2010 of $6.7 million offset by $3.1 million in accrued interest and $0.8 million in closing and loan costs which include an interest rate cap in the amount of $124,000.  The remaining funding of the advance, $15.3 million, was funded on August 20, 2010 and was partially offset by $1.2 million in lender fees. The Second Amendment to the Term Loan provides that interest on the Term Loan will be based on LIBOR plus a 4% spread with a minimum LIBOR rate of 1.5%.  The spread will increase 0.5% beginning in July 2011 and will increment 0.5% every six months to a maximum of 5.5%.  The Company can, if needed, defer making interest payments to a maximum of $10 million. As of December 31, 2010, the Company has elected to defer $5.2 million in interest payments.

The Second Amendment to the Term Loan provides for additional liquidity to be provided by the Company’s members.  Members of the Company are required to make capital contributions, if necessary, up to a maximum of $20 million.

Fair Value

Estimated fair values of the Company’s debt and related financial instruments as of December 31 are as follows (in thousands):

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Term Loan	$ 252,000	$ 214,200	$ 230,000	$ 195,500
Cap Agreement	$ 55,928	$ 55,928	$ -	$ -

The fair value of the interest rate cap is based upon a quote from a broker.

Note 9 – REDEEMABLE MEMBERS’ INTERESTS

In connection with the closing of the Acquisition, the Company, Voteco, Co-Investment Voteco, Co-Investment Partners and Holdings entered into a Sale Right Agreement, dated June 18, 2004 (the “Sale Right Agreement”).   Pursuant to the terms of Co-Investment Partners’ partnership agreement, at any time after May 23, 2008, Whitehall (a limited partner in Co-Investment Partners and an affiliate of Goldman Sachs Commercial Mortgage Company, the lender under the new Term Loan) has the right to request that Co-Investment Partners purchase all of Whitehall’s interest in Co-Investment Partners at a purchase price determined by Whitehall.  Pursuant to the Sale Right Agreement, upon receiving notice from Whitehall that it has exercised the sale right the Company must, within forty-five days elect to either (i) purchase that portion of the Class B Membership Units which represent Whitehall’s interest in Co-Investment Partners or (ii) sell the Company in its entirety.  If the Company elects not to redeem the Class B Membership Units, it must appoint Goldman Sachs & Co. as its sole and exclusive agent for a period of one year to seek to sell the Company at a price extrapolated from the price Whitehall established for its interest in Co-Investment Partners.  The Sale Right Agreement further provides that on June 18, 2010, if the Company has not been sold pursuant to sale right above or otherwise, the Company shall appoint Goldman Sachs & Co. as its sole agent to seek to sell the Company at the best price obtainable unless Whitehall and Co-Investment Partners both agree not to sell the Company or to postpone such sale.  For purposes of the diluted membership unit calculation, it is assumed that the redemption of Whitehall’s interest or sale of the property will be consummated at fair value.  To date, Whitehall has chosen not to exercise its sale right and Goldman Sachs & Co. has declined to serve as the sole agent to seek the sale of the Company.

LVH 2010 Form 10-K March 23, 2011.doc

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

As of December 31, 2010, Voteco owns 0.585 Class A Units, Co-Investment Voteco owns 0.30 Class A Units, Whitehall Voteco owns 0.60 Class A Units and Mr. Ribis owns 0.015 Class A Units.  In addition, as of December 31, 2010, Holdings owns 585,000 Class B Units, Co-Investment Partners owns 900,000 Class B Units and Mr. Ribis owns 15,000 Class B Units.  Pursuant to the Operating Agreement, holders of Class A Units are entitled to one vote per unit in all matters to be voted on by voting members of the Company.  Holders of Class B Units are not entitled to vote, except as otherwise expressly required by law.

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

LVH 2010 Form 10-K March 23, 2011.doc

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

Note 11 – EMPLOYEE BENEFIT PLAN

Participation in the Resorts Hotels and Casinos 401(k) employee savings plan is available for all full time employees who are not covered under a collective bargaining agreement.  The savings plan allows participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund.  Through December 31, 2008, the Company matched 50% of the first 6% of employee contributions, up to a maximum of 3% of participating employee’s eligible gross wages.  For the year ended December 31, 2008 a matching contribution expensed under the savings plans was $772,000. As of January 1, 2009, the Company suspended matching contributions and, thus, there was no expense record for the years ended December 31, 2010 and 2009.

Colony Resorts LVH Savings Plan was established for employees not covered under a collective bargaining agreement as part of the acquisition of the Hotel.  On November 18, 2005 all assets of the plan were merged into the Resorts Hotels & Casinos 401(k) Plan.

Employees of the Company who are members of various unions are covered by union-sponsored, collective bargained, multiemployer health and welfare and defined benefit pension plans.  The Company recorded expenses of $15.7 million for the year ended December 31, 2010, $15.1 million for the year ended December 31, 2009 and $17.3 million for the years ended December 31, 2008.  The plan’s sponsors have not provided sufficient information to permit the Company to determine its share of unfunded vested benefits, if any.

Note 12 – RELATED PARTY TRANSACTIONS

The Company entered into a Services Agreement, Joint Services Agreement and Joint Marketing Agreement with Resorts International Hotel, Inc. (“Resorts”) then an affiliate of the Company (through common control) on June 18, 2004.  On April 25, 2005, the Joint Services Agreement and the Joint Marketing Agreement were amended and restated to add RIH Resorts, LLC, an affiliate of the Company (through common control), as a party to the agreements.  On May 14, 2010 the Joint Services Agreement was again amended to ratify by prior amendment executed by affiliates of the Company, which removed reference to an Indiana affiliate.  These agreements provide for an initial term of three years with automatic one year renewal periods.  The agreements provide that the Company and Resorts will cooperatively develop and implement joint services and marketing programs.

LVH 2010 Form 10-K March 23, 2011.doc

The Company provides and/or receives services from affiliated companies.  The total net value of services received from the affiliated companies was approximately $ 1.7 million for the year ended December 31, 2010, $2.0 million for the year ended December 31, 2009, and $4.7 million for the year ended December 31, 2008.

On July 30th, 2010 the Company entered into an agreement with its lender to provide additional advances which are funded by an affiliate.  The terms of the agreement are reflected in Note 8 – Long-Term Debt.

Note 13 – OPERATING LEASES

The Hotel is the lessee under leases for office and telephone equipment.  At December 31, 2010, the Company was obligated under non-cancelable operating leases to make future minimum lease payments as follows:

Year Ending December 31,	(in 000’s)
2011	$ 366
2012	244
2013	123
2014	-
2015	-
$ 733

Equipment rent expense for the years ended December 31, 2010, 2009, and 2008 was $672,921, $744,379, and $937,414, respectively.

Note 14 – COMMITMENTS AND CONTINGENCIES

Letters of Credit

Beginning in 2005 and annually thereafter, the Company was required to deliver irrevocable standby letters of credit in connection with its workers’ compensation insurance policies issued by its insurance carriers and its credit card processor. The letters of credit are secured by certificates of deposits in the same notional amounts as the corresponding letters of credit. The initial expiration dates of these letters of credit are for one year and are automatically extended for one year from their expiration date unless the issuing bank notifies the Company sixty days prior to such expiration dates that the letters of credit will not be renewed. As of December 31, 2010, 2009, and 2008 the certificates of deposit which secure the letters of credit total $3,325,000, $3,538,750, and $2,538,750, respectively, and are included in restricted cash. As of December 31, 2010, 2009, and 2008, there were no amounts outstanding on the letters of credit.

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

LVH 2010 Form 10-K March 23, 2011.doc

Separation Agreement

On October 10, 2009 Rodolfo Prieto’s employment with the Company ended by mutual agreement.  Pursuant to that agreement the former CEO received his regular base pay for the month of October and received severance totaling $666,670 payable in 10 equal installments which ended August 2010.  Mr. Prieto also received a bonus totaling $200,000.  All unpaid amounts at year end were accrued as of December 31, 2009.

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

Effective January 1, 2009, the Company entered into a new License Agreement with HLT Existing Franchise Holding LLC (“Hilton”). The new agreement has a seven-year term and requires payments based on annually increasing percentages of room revenue and food and beverage revenue.  Fees in 2009and 2010 were 4.25% of Gross Rooms revenue (as defined in the Agreement) and 1% of Gross Food and Beverage revenue (as defined in the Agreement).  Fees will increase to 5.25% of Gross Rooms revenue and 1% of Gross Food and Beverage revenue during the years 2011 through and including 2015.  The Company is also required to pay fees associated with reservations made through the Hilton reservation system and fees to participate in the Hilton loyalty program.  During the year ended December 31, 2010 and 2009, $4,164,622 and $4,070,542, respectively of expense was incurred in accordance with this agreement.

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

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from use tax. In July, 2008, the Court denied the State’s motion for rehearing. For the three year period ended February 2008, the Company paid use tax on these items and has filed for refunds for the periods March 2005 through February 2008.  The amount subject to these refunds, excluding interest, is approximately $1.1 million. As of December 31, 2010, the Company had not recorded a receivable related to this matter.

LVH 2010 Form 10-K March 23, 2011.doc

Note 15 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Net Revenues	Operating Income (loss)	Net Income (loss)	Net Income (loss) applicable to membership units	Diluted income (loss) per membership unit
	(amounts in thousands, except per share amounts)
Year ended December 31, 2010
First quarter	$ 53,954	$ 1,024	$ (2,061)	$ (2,061)	$ (1.37)
Second quarter	47,541	(5,590)	(9,851)	(9,851)	(6.57)
Third quarter	39,510	(12,364)	(14,796)	(14,796)	(9.86)
Fourth quarter	46,671	(3,840)	(7,365)	(7,365)	(4.91)
Year ended December 31, 2009
First quarter	$ 60,092	$ 5,279	$ 3,026	$ 3,026	$ 1.82
Second quarter	45,212	(8,332)	(10,552)	(10,552)	(7.03)
Third quarter	44,010	(10,062)	(13,168)	(13,168)	(8.78)
Fourth quarter	50,234	(5,052)	(8,223)	(8,223)	(5.48)
Year ended December 31, 2008
First quarter	$ 80,617	$ 11,016	$ 6,628	$ 6,628	$ 3.98
Second quarter	75,457	6,996	3,394	3,394	2.04
Third quarter	63,468	(2,776)	(6,171)	(6,171)	(4.11)
Fourth quarter	60,861	(690)	(4,288)	(4,288)	(2.86)

LVH 2010 Form 10-K March 23, 2011.doc

ITEM 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND  FINANCIAL DISCLOSURE

None.

ITEM 9A(T).—     CONTROLS AND PROCEDURES

a)         Evaluation of Disclosure Controls and Procedures.  Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  The Company’s Chief Executive Officer and its Executive Vice President, Finance (its principal financial officer) have evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) (the Exchange Act) of the Company as of December 31, 2010 and have concluded that they are effective within the reasonable assurance threshold described below.

b)         Management’s Report on Internal Control Over Financial Reporting.  Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

        Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

        Based on the Company’s assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

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

ITEM 9B.-OTHER INFORMATION

None

LVH 2010 Form 10-K March 23, 2011.doc

PART III

ITEM 10.—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company as of December 31, 2010 are as follows:

NAME	AGE	POSITION
Directors
Thomas J. Barrack, Jr.	63	Chairman of the Board
Nicholas L. Ribis	65	Vice-Chairman of the Board
Peter Weidman	37	Member of the Board
Joseph L. Garrubbo	73	Independent Member of the Board
Executive Officers
David Monahan	54	Chief Executive Officer and General Manager
Robert Schaffhauser	64	Executive Vice President, Finance
Kenneth M. Ciancimino	49	Executive Vice President, Administration

THOMAS J. BARRACK, JR. has served as a Manager and Board Member of the Company since its formation.  Mr. Barrack also holds a majority membership interest in Coinvestment Voteco and all of the membership interests in Voteco.  Mr. Barrack has served as Chairman and Chief Executive Officer of each of Colony Capital, LLC (“Colony Capital”) and Colony Advisors, LLC (“Colony Advisors”) since their organization in August 1992 and September 1991, respectively.  Colony Capital and Colony Advisors are international real estate investment and management firms.  Mr. Barrack is a Director of Kerzner International Limited, a private developer of resort and gaming properties worldwide.  Mr. Barrack is a Director of Colony RIH Holdings, Inc. and Resorts International Hotel & Casino, Inc.  Mr. Barrack also serves as a Director of RIH Resorts, LLC., which owns and operates casino hotels in Atlantic City, New Jersey, and Tunica, Mississippi.  Mr. Barrack is a director of Station Casinos, Inc.

NICHOLAS L. RIBIS has served as a Manager and Board Member of the Company since its formation.  Mr. Ribis currently is the Vice Chairman of RIH Resorts, LLC, which owns and operates casino hotels in Atlantic City, New Jersey and Tunica, Mississippi.  Mr. Ribis served as President, Chief Executive Officer and director of Trump Hotels and Casino Resorts from 1995 to 2000.  Trump Hotels and Casino Resorts engages in investments in real estate and gaming facilities.  From January 1993 to January 1995, Mr. Ribis was Chairman of the Casino Association of New Jersey, and has served for seven years on the board of trustees of the New Jersey Casino Reinvestment Development Authority.

PETER WEIDMAN became a director July 28, 2010.  Mr. Weidman has been a managing director of Goldman Sachs & Co. since 2007, working in the Real Estate Principal Investment area since joining the firm in 1999.  Prior to joining Goldman Sachs, Mr. Weidman worked as an analyst in the Real Estate Investment Banking Group at Salomon Brothers and then at Averstar Capital Partners, a real estate development and private equity firm in New York.  Mr. Weidman earned a Bachelor of Science degree in Economics from the Wharton School of the University of Pennsylvania in 1996.

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

LVH 2010 Form 10-K March 23, 2011.doc

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

Pursuant to the terms of the Operating Agreement, Mr. Barrack and Mr. Ribis will serve as Managers of the Company until replaced by a vote of the holders of a majority of Class A Units or until such Manager resigns.  The Operating Agreement further provides that so long as Whitehall maintains its investment in the Company, it shall be entitled to appoint one Member to the Company’s Board.  The Company does not have an independent audit committee nor an audit committee financial expert.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company or written representations that any such reports were timely filed, during the year ended December 31, 2010, all Section 16(a) filing requirements applicable to its executive officers, directors, and greater-than-10% beneficial owners were satisfied.

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

LVH 2010 Form 10-K March 23, 2011.doc

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

ITEM 11.—EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

This compensation discussion describes the material elements of compensation awarded to, earned by, or paid to each of the Company’s executive officers during 2010.  This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative for primarily the Company's last completed fiscal year, but we also describe compensation actions taken prior to 2010 to the extent it enhances the understanding of our executive compensation disclosure.

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

Mr. Monahan was also granted options to purchase 1.0% of the Company’s Class A Units and 1.0% of the company’s Class B units.  Pursuant to the terms of the option, the Class A Units and Class B Units are purchasable at a price of $100 per unit.  The options vest over a three-year period.  As of September 29, 2010, one-third of the options were vested.

Mr. Prieto's employment agreement with the Company provided for a five-year term, with automatic one-year renewals after the completion of the initial five-year term.  Pursuant to the terms of his employment agreement with the Company, Mr. Prieto received a base salary of $533,336 during 2010, $784,616 during 2009 and $800,000 during 2008.  As an inducement to enter into the employment agreement, Mr. Prieto received a signing bonus of $130,000, which was paid shortly after the completion of the Company's acquisition of the Hotel.  Mr. Prieto participated in the Company’s annual bonus plan, which provided for the payment of annual bonus awards based on the achievement of performance goals established by the Company’s Board; provided that Mr. Prieto’s annual bonus payment was not less than $100,000 in any year during the term of his employment.  Mr. Prieto received a cash bonus of $200,000 in 2010, $100,000 in 2009 and $336,000 in 2008.  Mr. Prieto was also eligible to participate in the Company’s medical, dental, retirement and other standard benefit plans maintained by the Company.  In addition, the Company funded annual premium payments associated with maintaining a whole-life insurance policy for the benefit of Mr. Prieto.

LVH 2010 Form 10-K March 23, 2011.doc

Mr. Prieto terminated his employment with the Company on October 10, 2009.  In accordance with his separation agreement, Mr. Prieto received severance totaling $666,670 and a prorated bonus of $77,500.  He also received reimbursement of $51,415 for a life insurance policy whose beneficiaries were named by Mr. Prieto.  Mr. Prieto is bound by certain non-compete provisions, which expired on February 28, 2010, and employee and client non-solicitation provisions for a period of one year.

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

The Company has also entered into employment agreements with Messrs. Schaffhauser and Ciancimino, which employment agreements provide for a term of employment expiring in February 2012 and August 2012, respectively, subject to automatic one year renewal thereafter unless terminated by either party.  Mr. Schaffhauser will receive a base salary of approximately $414,713 in 2011 and received $414,713 in 2010, $405,169 in 2009 and $384,000 in 2008.  Mr. Ciancimino will receive a base salary of $350,920 in 2011 and received $350,920 in 2010, $342,300 in 2009 and $326,000 in 2008.  Messrs. Schaffhauser and Ciancimino each are eligible to participate in the Company’s annual bonus plan and receive awards, if any, at the discretion of the Company’s Board.  They are also eligible to participate in the medical, dental, retirement and other standard benefit plans maintained by the Company.  The Company also pays the full cost of the premiums associated with Mr. Ciancimino’s coverage under the Company’s group medical plan during his term of employment.

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

Elements of Executive Compensation

                Base Salary

Base salaries, as well as annual salary increases, for each of the executive officers were determined as a result of the negotiation of employment contracts. The salaries paid to Messrs. Monahan, Prieto, Schaffhauser and Ciancimino in 2010 were $800,000, $0, $425,427 and $342,300 respectively; in 2009 were $157,197, $784,616, $403,200 and $342,300 respectively; and  in 2008 were $0, $800,000, $384,000 and $326,000 respectively.

                Cash Bonus Opportunities

The executive officers are eligible to participate in the Company's annual bonus program. Mr. Monahan is guaranteed an annual bonus of at least $200,000 and Mr. Prieto was guaranteed an annual bonus of at least $100,000 during each full year of employment with the Company. In 2009, Mr. Prieto received a bonus for work performed in 2008 which totaled $100,000.  He also received a bonus based on his length of employment in 2009 which totaled $77,500.  In 2008, Mr. Prieto received a bonus of $336,000.  Mr. Monahan is entitled to receive an annual bonus of not less than $200,000 with possible additional increments based on the pre-defined financial performance of the Company.  Mr. Monahan received a bonus of $200,000 in 2010 and no bonus in 2009.  Messrs. Schaffhauser and Ciancimino may receive annual cash incentive awards at the discretion of the Company’s Board of Directors based on the achievement of the Company's performance goals.  Mr. Schaffhauser received bonuses of $77,000 and Mr. Ciancimino received bonuses of $66,000 in 2008.  Both executives received bonuses of $5,000 in 2009.  Mr. Schaffhauser received a bonus of $1,000 and Mr. Ciancimino received a bonus of $18,000 in 2010.

LVH 2010 Form 10-K March 23, 2011.doc

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

In the case of Mr. Monahan, options were authorized to be issued in accordance with his employment agreement.  This agreement allowed Mr. Monahan to purchase 0.0167 Class A Membership Units of the Company at fair market value and 16,667 Class B Membership Units also at fair market value.  As of December 31, 2010 one-third of the options vested.  The options were not yet exercised.

                Executive Benefits and Perquisites

The executive officers participate in a Company sponsored 401(k) savings plan, as well as group medical, dental, life and disability insurance programs that are offered to all Company employees who are not covered by a collective bargaining agreement. Under the terms of Mr. Prieto’s employment agreement, the Company was obligated to pay up to $57,806 annually for the premium payments associated with maintaining a whole-life insurance policy for the benefit of Mr. Prieto. Under the terms of Mr. Ciancimino’s employment agreement, the Company is obligated to pay the full cost of premiums associated with Mr. Ciancimino’s coverage under the Company’s group medical insurance plan. The executive officers also participate in a supplemental medical insurance plan that covers all senior management personnel at the vice president level and above.  The plan provides reimbursement for medical costs that are not covered by the group health and dental insurance plan. In addition, Mr. Prieto and Mr. Ciancimino each receive an annual automobile allowance of $9,000.  Mr. Monahan receives an annual automobile allowance of $12,000, term life insurance with a death benefit of $700,000, and up to three business class round trip airline tickets per month for travel between Las Vegas and Hawaii.

                Severance Benefits

In 2009, Mr. Prieto received severance totaling $666,670, a prorated portion of his annual bonus which totaled $77,500, and continued participation in the Company’s medical plan for a period not to exceed 18 months.  Mr. Prieto also received a payment of $57,806 to reimburse him for life insurance premiums.

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

LVH 2010 Form 10-K March 23, 2011.doc

The following table sets forth compensation earned by the executive officers during 2010, 2009, and 2008.

Summary Compensation Table

SUMMARY COMPENSATION TABLE
(in thousands of $)

Name and Principal Positions	Year	Salary (1)	Bonus	Options (2)	All Other Compen-sation		Total

David Monahan (PEO)	2010	$ 500	$ 200	$ 133	$ 92	(6)	$ 925
Chief Executive Officer	2009	$ 157	$ -	$ -	$ 11		$ 168
and General Manager	2008	$ -	$ -	$ -	$ -		$ -

Rodolfo Prieto	2010	$ 533	$ 200	$ -	$ 61	(3)	$ 794
Former PEO	2009	$ 784	$ -	$ -	$ 169	(3)	$ 953
Former CEO and GM	2008	$ 800	$ 336	$ -	$ 62	(3)	$ 1,198

Robert Schaffhauser (PFO)	2010	$ 415	$ 1	$ -	$ 3	(4)	$ 419
Executive Vice President,	2009	$ 403	$ 5	$ -	$ -	(4)	$ 408
Finance	2008	$ 384	$ 77	$ -	$ 6	(4)	$ 467

Kenneth M. Ciancimino	2010	$ 351	$ 18	$ -	$ 10	(5)	$ 379
Executive Vice President,	2009	$ 342	$ 5	$ -	$ 18	(5)	$ 365
Administration	2008	$ 326	$ 66	$ -	$ 39	(5)	$ 431

(1)       The amounts represent the annual base salary for each Named Executive Officer for 2010, 2009, and 2008 except for Mr. Monahan.  Mr. Monahan’s 2009 salary represents his prorated wages for the year.  Mr. Monahan became CEO on September 8, 2009.  His base annual salary is $500,000.

(2)       Each Named Executive Officer received an option to purchase a certain number of the Company’s Membership Units subject to the terms of the Named Executive Officer’s employment agreement and the equity compensation plan put in place by the Company.  The amount reflects the 2010, 2009, and 2008 amortized value of the options in accordance with ASC 718.

(3)       Includes paid life insurance premiums ($61,321 in 2010, $57,806 in 2009, and $52,616 in 2008) and a $9,000 annual car allowance in 2008.  Mr. Prieto designates the beneficiary of the life insurance policy. In 2009 Mr. Prieto’s car allowance was prorated and he received a vacation pay-out of $104,615.

(4)       Includes medical reimbursement costs of $3,564 in 2010, 0 in 2009, and $5,929 in 2008.

(5)       Includes a $9,000 fixed annual car allowance each year and medical reimbursement costs totaling $840 in 2010, $9,000 in 2009, and $30,489 in 2008.

(6)       Includes a $12,000 car allowance, medical insurance reimbursements of $18,738 and travel expense reimbursements of $61,467.  The PEO is allowed a monthly car allowance of $1,000 per month, medical insurance reimbursement and reimbursement of certain travel between Hawaii and Nevada.

Grants of Under the 2004 Incentive Plan

Mr. Monahan was granted the right to purchase options as part of his employment agreement.  The grant allows Mr. Monahan the right to purchase 0.0167 Class A Membership Units of the Company and 16,667 Class B Membership Units of the Company.  Although the Board authorized the issuance of these units, the options were not issued until 2010.

There were no options granted during the years ended December 31, 2010 and 2008.

LVH 2010 Form 10-K March 23, 2011.doc

Outstanding Equity Awards

                The following table sets forth existing equity awards at December 31, 2009 that have not been exercised as of that date:

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2010

Name and Principal Positions	Year	Securities Underlying Unexercised Options Exerciseable	Securities Underlying Unexercised Options Unexercisable	Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
David Monahan (PEO) Chief Executive Officer and General Manager	2009	16,667	-	-	$100 per share	September 28, 2009
Rodolfo Prieto (PEO) Chief Executive Officer and General Manager	2008	25,000	-	-	$100 per share	June 17, 2014
Robert Schaffhauser (PFO) Executive Vice President, Finance	2008	8,334	-	-	$100 per share	June 17, 2014
Kenneth M. Ciancimino Executive Vice President, Administration	2008	8,334	-	-	$100 per share	June 17, 2014

                The Company made no equity awards during the year ended December 31, 2009 or 2008.

Options Exercised and Stock Vested

During the years ended December 31, 2010, 2009, and 2008, no options were exercised.  During the years ended December 31, 2008 and 2007, no equity awards were made to officers or employees of the Company.

Post-Employment Compensation

                The Company has no post-employment compensation plans.

Nonqualified Deferred Compensation

                The Company has no nonqualified deferred compensation plans.

Director Compensation

The Company does not provide any compensation to Mr. Barrack or to Mr.Weidman for their services as Board members.

Mr. Garrubbo will receive an annual retainer of $50,000 for his services as a Board Member.

On June 18, 2004, the Company entered into a Vice Chairman’s Agreement with Mr. Ribis.  On March 17, 2010, this agreement was amended to remove the automatic renewal provisions and is currently scheduled to expire on June 17, 2011.  Pursuant to the terms of the Vice Chairman Agreement, Mr. Ribis will receive annual base compensation of $600,000.  Mr. Ribis is entitled to an annual bonus based upon achievement of the Company’s annual budget and business plan targets approved by the Company’s Board.  Under this agreement, and as set forth in a separate Membership Unit Option Agreement, the Company granted Mr. Ribis an option to purchase 0.125 Class A Units at a price of $100 per unit and 125,000 Class B Units at $100 per unit.  The option is subject to five-year vesting under which Mr. Ribis may, subject to his continued service to the Company, exercise one-fifth of the Membership Units subject to the option each year on and after each of the first, second, third, fourth and fifth anniversaries of June 18, 2004.  Upon termination of this agreement under certain circumstances, the Company has the right to purchase and Mr. Ribis has the right to sell, any Membership Units held by Mr. Ribis.  The agreement also contains confidentiality, non-competition and non-solicitation provisions.

The agreement includes the following termination benefits:

LVH 2010 Form 10-K March 23, 2011.doc

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

Director Compensation for 2010

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensa-tion	Total
Barrack	-	-	-	-	-	-	-
Ribis	$ 600,000	-					$ 600,000
Weidman	-	-	-	-	-	-	-
Garrubbo	$ 50,000	-	-	-	-	-	$ 50,000

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

The table below sets forth the information regarding beneficial ownership of the Company’s Class A Units and Class B Units as of December 31, 2010 for:

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

LVH 2010 Form 10-K March 23, 2011.doc

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

(2)   Mr. Barrack is the sole member of Voteco and the controlling member of Coinvestment Voteco and thereby is deemed to have beneficial ownership of the Class A Units owned by Voteco and Coinvestment Voteco.  Mr. Barrack and Mr. Ribis are the members and managers of Coinvestment Voteco.  Since all decisions regarding the power to vote or dispose of the Class A Units are controlled by Mr. Barrack, Mr. Ribis is not deemed to have beneficial ownership of the Class A Units held by Coinvestment Voteco.  Mr. Barrack is also deemed to have beneficial ownership of the Class B Units owned by Holdings and Co-Investment Partners.

(3)   As of June 11, 2010, Mr. Kava and Mr. Weidman are the sole managers of Whitehall Voteco and are deemed to have beneficial ownership of the Class A Units owned by Whitehall Voteco.  As of December 31, 2009 Mr. Johathan Langer relinquished his voting rights in WH/LVH Voteco LLC, and as of June 11, 2010, Mr. Angel relinquished his voting rights in WH/LVH Voteco LLC, and therefore neither Mr. Langer nor Mr. Angel will be considered a beneficial owner of the Company.

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

Pursuant to Mr. Monahan’s employment agreement, the Company also granted options to purchase Class A Units and Class B Units, subject to the terms of his employment arrangement.  Mr. Monahan’s option to purchase is limited to 1% of the Class A Units and 1% of the Class B Units and may be purchased at an exercise price of $100 per unit.

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

LVH 2010 Form 10-K March 23, 2011.doc

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

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Operating Agreement

Pursuant to the terms of the Operating Agreement, the Board of the Company was initially comprised of two members, Mr. Barrack and Mr. Ribis.  In addition, there were also two nonvoting Board observers for certain ERISA purposes, on behalf of certain private equity fund investors.  The Operating Agreement also provides for, subject to receiving all required prior approvals of the Nevada Gaming Authorities, the appointment of (i) any one of Stuart Rothenberg, Brahm Cramer and/or Jonathan Langer (or an alternative manager of Whitehall Street Global Real Estate Partnership, an affiliate of Goldman Sachs & Co. (“Whitehall”) in their stead, if such alternative manager is another managing director of Goldman Sachs & Co. with comparable seniority) (collectively the “Whitehall Managers”) as a member of the Board and (ii) the purchase at cost by the Whitehall Managers of certain Class A Units, then one of the Whitehall Managers would become a member of the Board.  The Whitehall Managers formed WH/LVH Mangers Vote Co, LLC (“Whitehall Voteco”) and on July 19, 2006, Whitehall Voteco acquired 0.6 Class A Units and became a member of the Company.  After receiving all the required approvals from the Nevada Gaming Authorities, Jonathan Langer was appointed to the Board, effective July 19, 2006.  Subsequently, Mr. Langer resigned his position as a Board Member on October 6, 2009.  Thereafter, Whitehall Voteco designated Steven Angel to replace Mr. Langer, and on October 26, 2009, the Company appointed Mr. Angel to the Board.  Mr. Angel resigned his position as a Board member on June 11, 2010, and the Company appointed Mr. Weidman to the Boards.  As a member of the Board, Mr. Weidman has the right to vote on all matters that come before the Board and will have veto rights over certain actions.  Pursuant to the Term Loan documents, the Company is also required to appoint an independent board member to the Board.  The Company appointed Mr. Garrubbo as the independent board member.  Pursuant to the Operating Agreement, the independent board member will have a veto right over certain matters as long as the Term Loan is outstanding, including dissolving or liquidating the Company, consolidation or merger, engaging in any business other than the management of the Hotel, amending the Operating Agreement or transactions with affiliates not in the ordinary course of business.  The Board shall not have the right to approve such matters without the consent of the independent board member.  The independent board member shall not be entitled to vote on any other matters that may come before the Board.

LVH 2010 Form 10-K March 23, 2011.doc

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

LVH 2010 Form 10-K March 23, 2011.doc

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

Sale Right Agreement

The Company, Voteco, Coinvestment Voteco, Co-Investment Partners and Holdings entered into a Sale Right Agreement, dated June 18, 2004 (the “Sale Right Agreement”).  Pursuant to the terms of Co-Investment Partners’ partnership agreement, at any time after May 23, 2008, Whitehall has the right to request that Co-Investment Partners purchase all of Whitehall’s interest in Co-Investment Partners at a purchase price determined by Whitehall.  Pursuant to the Sale Right Agreement, upon receiving notice from Whitehall that it has exercised the sale right above the Company must, within forty-five days elect to either (i) purchase Whitehall’s interest in Co-Investment Partners or (ii) sell the Company in its entirety.  If the Company elects not to purchase Whitehall’s interest, it must appoint Goldman Sachs & Co. as its sole and exclusive agent for a period of one year to seek to sell the Company at a price extrapolated from the price Whitehall established for its interest in Co-Investment Partners.  In addition, on June 18, 2010, if the Company has not been sold pursuant to sale right above or otherwise, the Company shall appoint Goldman as its sole agent to seek to sell the Company at the best price obtainable.  Whitehall has not exercised the sale right and Goldman Sachs & Co. has declined to serve as agent.

LVH 2010 Form 10-K March 23, 2011.doc

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

Joint Services Agreement

On June 18, 2004, the Company and Resorts entered into a Joint Services Agreement (the “Joint Services Agreement”).  Pursuant to the Joint Services Agreement, for an initial term of three years with automatic one year renewal periods, the Company and Resorts agreed to cooperatively develop and implement joint programs as they shall mutually agree upon with the goal of achieving collective cost savings and efficiencies for each of the Company and Resorts.  The Joint Services Agreement is terminable by either party with six months notice.  On April 25, 2005, this agreement was amended and restated to add RIH Resorts, LLC, an affiliate of the Company, as a party to the agreement.  On May 14, 2010, the Joint Services Agreement was again amended to ratify a prior amendment executed by affiliates of the Company

The Company provides and/or receives services under the Joint Services Agreement.  The total net value of services received from affiliated companies was approximately $1.7 million in 2010, $2.0 million in 2009, and $4.7 million in 2008.

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

LVH 2010 Form 10-K March 23, 2011.doc

ITEM 14.—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees recognized as expense in 2010, 2009, and 2008 were $243,015, $226,384, and $216,475, respectively.

Audit-related Fees

There are no audit-related fees recognized as expense in 2010, 2009, or 2008.

Tax Fees

Tax fees recognized as expense in 2010, 2009 and 2008 were $30,000, $38,000 and $38,501, respectively.

All Other Fees

Other professional fees recognized as expense in 2010, 2009 and 2008 were $55,875, $86,505 and $0, respectively.

The Company does not have an independent audit committee; therefore, none of the above fees were pre-approved by the audit committee.  However, these fees have been approved by executive management.

LVH 2010 Form 10-K March 23, 2011.doc

PART IV

ITEM 15.—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of the report.

(1)           List of Financial Statements

Colony Resorts LVH Acquisitions, LLC

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Members’ Equity

Statements of Cash Flows

Notes to Financial Statements

(2)                Financial Statement Schedule

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at beginning of period	Additions (deductions) to expense	(Write offs) net of recoveries	Balance at end of period
Allowance for doubtful accounts and discounts:
Year ended December 31:
2008	$ 5,912	$ 1,812	$ (571)	$ 7,153
2009	$ 7,153	$ (562)	$ (343)	$ 6,248
2010	$ 6,248	$ 118	$ 51	$ 6,417

We have omitted schedules other than the ones listed above because they are not required or not applicable or the required information is shown in the Financial Statements or Notes to the Financial Statements.

LVH 2010 Form 10-K March 23, 2011.doc

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
10.34

First Amendment to Second Amended and Restated Joint Services Agreement dated as of May 14, 2010 by and among Resorts International Hotel, Inc., Colony Resorts LVH Acquisitions, LLC and Resorts International Holdings, LLC.####

14.1	Code of Ethics*******
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

LVH 2010 Form 10-K March 23, 2011.doc

METHOD OF FILING

*	Incorporated by reference to the Registrant’s Form 10, filed March 15, 2004 (File Number 0-50635).
**	Incorporated by reference to the Registrant’s Amendment No. 1 to Form 10, filed April 26, 2004 (File Number 0-50635).
***	Incorporated by reference to the Registrant’s Post-Effective Amendment No. 1 to Form 10, filed June 17, 2004 (File Number 0-50635).
+	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed June 28, 2004 (File Number 0-50635).
****	Incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to Form 10 filed August 13, 2004 (File Number 0-50635).
*****	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 23, 2004 (File Number 0-50635).
******	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q/A filed September 9, 2004 (File Number 0-50635).
******	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed November 15, 2004 (File Number 0-50635).
*******	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 31, 2005 (File Number 000-50635)
++	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 14, 2006.
+++	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed May 19, 2006.
++++	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed November 14, 2006
+++++	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 30, 2007 (File Number 000-50635)
+++++++	Incorporate by reference to Registrant’s Current Report on Form 8-K filed January 5, 2009
++++++++	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 26, 2009 (File Number 000-50635)
#	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed May 14, 2010 (File Number 000-50635)
##	Incorporated by reference to Registrant’s Report Form 8-K filed September 14, 2009 (File Number 000-50635)
###	Incorporated by reference to Registrant’s Report Form 8-K filed August 5, 2010 (File Number 000-50635)
####	Incorporated by reference to Registrant’s Annual Report on Form 10_K filed March 25, 2011 (File Number 000-50635)

LVH 2010 Form 10-K March 23, 2011.doc

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONY RESORTS LVH ACQUISITIONS, LLC
March 25, 2011	By: /s/ David Monahan
David Monahan
Chief Executive Officer and General Manager
(Principal Executive Officer)
March 25, 2011	By: /s/ Robert Schaffhauser
Robert Schaffhauser
Executive Vice President of Finance
(Principal Financial Officer)