Form 10-Q
period 2011-03-31
COLONY RESORTS LVH ACQUISITIONS LLC
filed 2011-05-06
CIK 1282607

10-Q 1 d10q.htm FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of May 6, 2011 there were 1.5 Class A Membership Units outstanding and there were 1,500,000 Class B Membership Units outstanding.

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

COLONY RESORTS LVH ACQUISITIONS, LLC

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	COLONY RESORTS LVH ACQUISITIONS, LLC
	UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS:

	CONDENSED BALANCE SHEETS	1

	UNAUDITED CONDENSED STATEMENTS OF OPERATIONS	2

	UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS	3

	NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS	4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17

ITEM 4.	CONTROLS AND PROCEDURES	18

PART II.	OTHER INFORMATION	19

ITEM 6.	EXHIBITS	19

SIGNATURES		21

COLONY RESORTS LVH ACQUISITIONS, LLC

CONDENSED BALANCE SHEETS

(in thousands)

CONDENSED	March 31, 2011	December 31, 2010*
	(Unaudited)
Assets
CURRENT ASSETS:
Cash and equivalents	$ 7,593	$ 10,474
Restricted cash	14,949	6,935
Accounts receivable, net of allowance for doubtful accounts of $6,269 at March 31, 2011 and $6,417 at December 31, 2010	9,369	8,382
Inventories	2,481	2,465
Prepaid expenses and other current assets	2,736	3,959
Total current assets	37,128	32,215
PROPERTY AND EQUIPMENT, NET	309,941	313,325
RESTRICTED CASH	6,690	6,690
OTHER ASSETS, NET	2,537	2,861
Total assets	$ 356,296	$ 355,091

Liabilities and Members’ Equity
CURRENT LIABILITIES:
Current portion of other long-term debt	$ 792	$ 611
Accounts payable	7,343	8,167
Accrued expenses	26,961	24,312
Due to affiliates	330	1,862
Total current liabilities	35,426	34,952
DEFERRED INTEREST	8,461	5,212
TERM LOAN	230,000	230,000
PORTION OF TERM LOAN FUNDED BY AFFILIATE	22,000	22,000
OTHER LONG-TERM DEBT	129	222
LONG TERM DEPOSITS	61	63
Total liabilities	296,077	292,449
COMMITMENTS AND CONTINGENCIES (Note 8)
REDEEMABLE MEMBERS’ EQUITY	61,800	61,800
MEMBERS’ (DEFICIT)/EQUITY	(1,581)	842
Total liabilities and members’ equity	$ 356,296	$ 355,091

___________

*Condensed from audited financial statements.

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except unit data)

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Revenues:
Casino	$ 14,801	$ 19,638
Rooms	23,520	20,796
Food and beverage	17,091	16,053
Other revenue	2,376	3,524
Total revenue	57,788	60,011
Less: promotional allowances	(5,786)	(6,057)
Net revenues	52,002	53,954
Expenses:
Casino	13,233	15,031
Rooms	7,636	7,264
Food and beverage	11,974	10,951
Other expense	1,015	1,917
General and administrative	12,961	12,848
Depreciation and amortization	4,916	4,919
Total expense	51,735	52,930
Operating income	267	1,024
Interest expense	3,584	3,085
Net loss	$ (3,317)	$ (2,061)

Net loss allocation
Allocable to Class A	-	-
Allocable to Class B	$ (3,317)	$ (2,061)
Basic weighted average Class A membership units outstanding	1.50	1.50
Basic weighted average Class B membership units outstanding	1,500,000.00	1,500,000.00
Diluted weighted average membership units outstanding	1,500,001.50	1,500,001.50
Net loss per Class A membership unit-basic	$ (2.21)	$ (1.37)
Net loss per Class B membership unit-basic	$ (2.21)	$ (1.37)
Per membership unit-diluted	$ (2.21)	$ (1.37)

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (3,317)	$ (2,061)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	4,916	4,919
Valuation change in interest rate cap agreement	40	-
Amortization of deferred financing costs	285	214
Provision for doubtful accounts	281	(191)
Stock based compensation	27	53
Changes in operating assets and liabilities:
Accounts receivable	(1,269)	(1,572)
Inventories	(17)	(82)
Prepaid expenses and other current assets	1,223	523
Other assets	(2)	(106)
Accounts payable	(824)	(2,478)
Accrued expenses	3,517	(1,105)
Deferred interest	3,249	-
Due from/to affiliates	(1,531)	(1,373)
Long term deposits	(2)	(10)
Net cash provided by/(used in) operating activities	6,576	(3,269)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,387)	(696)
Increase in restricted cash	(8,014)	(1,737)
Net cash used in investing activities	(9,401)	(2,433)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of other long-term debt	(56)	-
Decrease in cash and equivalents	(2,881)	(5,702)
Cash and equivalents at beginning of year	10,474	13,901
Cash and equivalents at end of period	$ 7,593	$ 8,199

Supplemental Cash Flow Disclosure:
Cash paid for interest	$ 4	$ 2,907
Acquisition of gaming assets with seller financing	$ 145	$ -
Non Cash Transaction:
Reduction of base jackpot liability	$ 867	$ -

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

Interim Financial Statements

The accompanying condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results for the three-months ended March 31, 2011, are not necessarily indicative of results to be expected for the full fiscal year.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In April, 2010, the FASB released an Accounting Standards Update (ASC Topic 924) addressing the issue of accounting for casino jackpots.  The update addressed the issue of the accounting diversity regarding the accrual of a jackpot liability for base jackpots.  The pronouncement required a liability to be recorded at the time the entity has the obligation to pay the jackpot and applied to both base and progressive jackpots.  The update was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  The Company adopted the guidance as of January 1, 2011.  The adoption reduced the Company’s current liabilities by approximately $867,000.  There was an offset to the accumulated deficit account for a like amount.  There was no effect on the results of operations or cash flows.

2.  GOING CONCERN

The accompanying financial statements are prepared assuming that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

As shown in the financial statements, the Company generated net losses of $3.3 million for the quarter ended March 31, 2011 and $2.1 million for the quarter ended March 31, 2010.  The Company had an accumulated deficit at March 31, 2011.

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

On July 1, 2010 the Company stopped making interest payments on the Term Loan.  The Company accrued interest at a default rate of 5% on the unpaid balance.  The Company also incurred a 5% late charge on the accrued interest.  The accrued amount totaled $1.1 million and was included in interest expense for the three months ended September 30, 2010.  On July 30, 2010 the Company entered into the Second Amendment to the Term Loan which, among other things, forgave the default interest and accrued late charges.  The $1.1 million forgiveness of default interest was later reversed and is reflected on the statements of operations in the quarter ended September 30, 2010.

The Second Amendment to the Term Loan extended the loan until December 31, 2012 and provided the Company with additional loan advances of $22 million.  Concurrently, a Participation Agreement was

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

executed between LVH Finance LLC (Participant), an affiliate of the Company, and Goldman Sachs Mortgage Company wherein the Participant funded the $22 million principal advance to the Company.  No interest or any fees are to accrue or be paid to the Participant by the Company.  The Company received an initial advance on July 30, 2010 of $6.7 million offset by $3.1 million in accrued interest and $0.8 million in closing and loan costs which included an interest rate cap in the amount of $124,000.  The remaining funding of the advance, $15.3 million, was funded on August 20, 2010 and was partially offset by $1.2 million in lender fees. The Second Amendment to the Term Loan provides that interest on the Term Loan will be based on LIBOR plus a 4% spread with a minimum LIBOR rate of 1.5%.  The spread will increase 0.5% beginning in July 2011 and will increment 0.5% every six months to a maximum of 5.5%.  The Company can, if needed, defer making interest payments to a maximum of $10 million. As of March 31, 2011, the Company has elected to defer $8.5 million in interest payments.  The Second Amendment to the Term Loan provides for additional liquidity to be provided by the Company’s members.  Members of the Company are required to make capital contributions, if necessary, up to a maximum of $20 million.

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

The Company provides and/or receives services from affiliated companies.  The total net value of services received from the affiliated companies was approximately $399,812 for the three months ended March 31, 2011 and $466,413 for the three months ended March 31, 2010.

On July 30th, 2010 the Company entered into an agreement with its lender to provide additional advances which were funded by an affiliate.  The terms of the agreement are reflected in Note 3 – Long-Term Debt.

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

As of March 31, 2011, Voteco owns 0.585 Class A Units, Co-Investment Voteco owns 0.30 Class A Units, Whitehall Voteco owns 0.60 Class A Units and Mr. Ribis owns 0.015 Class A Units.  In addition, as of March 31, 2011, Holdings owns 585,000 Class B Units, Co-Investment Partners owns 900,000 Class B Units and Mr. Ribis owns 15,000 Class B Units.  Pursuant to the Operating Agreement, holders of Class A Units are entitled to one vote per unit in all matters to be voted on by voting members of the Company.  Holders of Class B Units are not entitled to vote, except as otherwise expressly required by law.

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

There was approximately $26,601 and $53,202 of compensation cost related to the 16,667 options recognized in general and administrative expenses for the three months ended March 31, 2011 and March 31, 2010, respectively.  The estimated fair value of the options at the date of grant was $19.15 per membership unit and was computed using the Black-Scholes-Merton option pricing model with the following weighted average assumptions: risk free interest rate of 3.66%; no expected dividend yields; and expected vesting periods of 36 months.  The following table sets forth the assumptions used to determine compensation cost for these options consistent with the requirements of ASC Topic 718.

Weighted-average assumptions:
Model	Black-Scholes
Number of options	16,667 options
Membership unit price	$100
Exercise unit price	$100
Dividend Yield	N/A
Volatility	5%
Risk-Free rate	3.66%
Valuation Date	September 29, 2009
Expiration Date	September 29, 2012

8.  COMMITMENTS AND CONTINGENCIES

Letters of Credit

Beginning in 2005 and annually thereafter, the Company was required to deliver irrevocable standby letters of credit in connection with its workers’ compensation insurance policies issued by its insurance carriers. In March 2009, the Company changed credit card processors, which required the Company to deliver an irrevocable standby letter of credit to the new processing bank. The letters of credit are secured by certificates of deposits in the same notional amounts as the corresponding letters of credit. The initial expiration dates of these letters of credit are for one year and are automatically extended for 90 days from their expiration date unless the issuing bank notifies the Company sixty days prior to such expiration dates that the letters of credit will not be renewed. As of March 31, 2011 and December 31, 2010, the certificates of deposit which secure the letters of credit totaled $3,325,000 and are included in restricted cash. As of March 31, 2011 and December 31, 2010, there were no amounts outstanding on the letters of credit.

Litigation

In the normal course of business, the Company is subject to various litigation, claims and assessments.  The Company is not currently a party to any material litigation and, it is not aware of any material action, suit or proceeding against it that has been threatened by any person.

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax. In July 2008, the Court denied the State’s motion for rehearing. For the three year period ended February 2008, the Company paid use tax on these items and has filed for refunds for the periods March 2005 through February 2008.  The amount subject to these refunds, excluding interest, is approximately $1.1 million. As of March 31, 2011, the Company had not recorded a receivable related to this matter.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements, the related notes to financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and the unaudited interim condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

The following discussion of the Company’s results of operations compares the three months ended March 31, 2011 to the three months ended March 31, 2010.

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

Summary Financial Information

The Hotel offers hotel, gaming, dining, entertainment, retail and spa amenities at one location in Las Vegas and under one operating segment.  Approximately 26% of the Hotel’s gross revenue is derived from gaming, while 41% is derived from room revenue.  Room revenue is significant because of the Hotel’s location next to the Las Vegas Convention Center and its related emphasis on the group, convention, and trade show business.

The following table summarizes the Hotel’s results of operations (in thousands):

Three Months Ended March 31,
	2011	2010
Net revenues	$ 52,002	$ 53,954
Operating income	$ 267	$ 1,024
Net loss	$ (3,317)	$ (2,061)

Comparison of the Three Months Ended March 31, 2011 with the Three Months Ended March 31, 2010

     Revenue Information

The breakdown of the Property’s net revenue is as follows (dollars in thousands):

	Three Months Ended March 31,
	2011	2010	Percent Change
Casino	$ 14,801	$ 19,638	(24.6)%
Rooms	23,520	20,796	13.1%
Food and beverage	17,091	16,053	6.5%
Other revenue	2,376	3,524	(32.6%)
	57,788	60,011	(3.7)%
Less- promotional allowances	(5,786)	(6,057)	(4.5)%

Total net revenues	$ 52,002	$ 53,954	(3.6)%

 Casino

Casino revenue decreased $4.8 million, or 24.6%, to $14.8 million for the quarter ended March 31, 2011, compared to $19.6 million for the quarter ended March 31, 2010. The decrease in casino revenue was primarily due to an unfavorable hold variance in table games, and a decrease in slot drop and race and sports book wagers for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010.  The downturn in the economy has reduced the amount wagered by slot guests during the first quarter ended March 31, 2011 compared to the first quarter ended March 31, 2010.  The race and sports book volume was lower due to certain race and sports book guests who wagered significant amounts in the quarter ended March 31, 2010 did not wager comparable amounts during the quarter ended March 31, 2011.

The Casino operating department margin was 10.6% for the quarter ended March 31, 2011 compared to an operating department margin of 23.5% for the quarter ended March 31, 2010. The decrease in operating efficiency was primarily a result of relatively fixed labor and benefits compared with lower revenues for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010.

Rooms

For the quarter ended March 31, 2011, room revenue was $23.5 million, an increase of $2.7 million from the quarter ended March 31, 2010. The increase is primarily attributable to a favorable increase in average daily rate (ADR) for the quarter ended March 31, 2011 compared to ADR for the quarter ended March 31, 2010.

The Room operating department margin increased to 67.5% for the three months ended March 31, 2011 compared to 65.1% for the three months ended March 31, 2010.  The increase in operating margin was primarily a result of relatively fixed labor and benefits compared with higher revenues.

Food and Beverage

Food and beverage revenue for the quarter ended March 31, 2011 was $17.1 million which was relatively unchanged compared to $16.1 million for the quarter ended March 31, 2010. The slight increase in revenue was primarily due to a higher convention-related business during the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010.

Food and beverage operating margins decreased from 31.8% during the quarter ended March 31, 2010 to 29.9% during the quarter ended March 31, 2011.  Reduced margins are the result of higher food and beverage cost of sales for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010.

Other

Other revenue includes retail sales, entertainment sales and miscellaneous income. Other revenue was approximately $2.4 million for the quarter ended March 31, 2011 compared to $3.5 million for the quarter ended March 31, 2010.  The decrease was primarily due to lower entertainment revenue and convention room block performance revenue for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010.  Entertainment revenue is lower due to a shift in our business model.  The Company currently contracts more four-wall acts as opposed to contracting directly with the headliners.

Operating Cost and Expense Information

The breakdown of the Property’s operating costs and expenses is as follows (dollars in thousands):

	Three Months Ended March 31,
	2011	2010	Percent Change
Casino	$ 13,233	$ 15,031	(12.0) %
Rooms	7,636	7,264	5.1%
Food and beverage	11,974	10,951	9.3%
Other expense	1,015	1,917	(47.1) %
General and administrative	12,961	12,848	0.9%
Depreciation and amortization	4,916	4,919	(0.1) %

Total	$ 51,735	$ 52,930	(2.3) %

Operating Expenses

Operating expenses decreased $1.2 million for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010.  The decrease is primarily due to reduced casino and general marketing expenses and also lower gaming taxes due to lower gaming revenue quarter over quarter.

Depreciation and amortization was relatively flat for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010.

Interest Expense

For the quarter ended March 31, 2011, interest expense totaled $3.6 million. For the quarter ended March 31, 2010, interest expense totaled $3.1 million.   The increase was due to a higher interest rate spread for the months in the quarter ended March 31, 2011 compared to the months in the quarter ended March 31, 2010.

Liquidity and Capital Resources

Cash flows of the Company for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 consisted of the following:

Cash Flow - Operating Activities

Cash flow provided by operations was $6.6 million for the three months ended March 31, 2011 compared to cash flow used in operations of $3.3 million for the three months ended March 31, 2010 an increase of $9.8 million.  The increase in operating cash flow was primarily from the deferral of interest and the increase in accrued expenses for the first quarter of 2011 compared to the first quarter of 2010.

As of March 31, 2011, the Company had cash and equivalents of $7.6 million of which $3.4 million was cash in the casino to fund daily casino operations. For the remainder of 2011, the Company anticipates that cash requirements will exceed cash expected to be generated from operations.  The Company is evaluating a range of financial and strategic alternatives to address its cash requirements.

Cash Flows - Investing Activities

For the quarter ended March 31, 2011, the Company expended approximately $1.4 million on capital projects for the three months and expects to spend nominal amounts on capital expenditure projects for the remainder of 2011.  Any additional 2011 capital expenditure projects will be financed from existing cash balances and 2011 operating cash flow.

The Company also restricted $8.0 million of cash.  Restrictions on cash balances are due to term loan requirements, gaming regulations and restrictions imposed by certain vendors.

Cash Flows - Financing Activities

The Company expended $56 thousand during the three months ended March 31, 2011 to reduce long-term debt other than the term loan.  The Term Loan has a balance of $252 million and no additional funding is available.

Interest on the Term Loan accrues at a rate of one month LIBOR plus 4.0%.  The LIBOR rate has a minimum of 1.5%.  The Term Loan provides for no amortization during the term. The Term Loan is collateralized by a first priority deed of trust on the Hotel.

Pursuant to the terms of the Term Loan, the Company purchased an interest rate cap with LIBOR strike rate of 5.75% for the first two years of the Term Loan and an interest rate cap with LIBOR strike rate of 6.25% for any extension periods.  The value of the interest rate cap as of March 31, 2011 was $15,681.

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

The Company entered into a Second Amendment to the Loan Agreement dated July 30, 2010.  The modified loan increased the principal amount of the loan by $22 million subject to terms and conditions of the Loan Agreement.  Concurrent to the funding, a participation agreement was executed with LVH Finance, LLC (the “Participant”) whereby the Participant funded the $22 million principal.  The Second Amendment extended the due date of the term loan to December 31, 2012 and calls for interest to be paid at LIBOR plus 4.0% through June 2011.  The LIBOR spread increases at 0.5% increments at six month intervals.  The LIBOR rate has a floor of 1.5%.  No interest is to accrue on the $22 million additional funding.  The loan now has a due date of December, 2012.

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

Contractual Obligation and Other Commitments

The following table summarizes the Company’s contractual obligations and commitments (amount in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In Thousands)
Long-Term Debt Obligation
Term Loan (a)	$ -	$ 252,000	$ -	$ -	$ 252,000
Variable interest payments (b)	13,513	11,500	-	-	25,013
Slot machine purchase (c)	792	129	-	-	921
Contractual Obligations
Employment agreements (d)	2,115	742	-	-	2,857
Licensing agreement (e)	-	-	-	-	-
Operating leases(f)	324	278	-	-	602

	$ 16,744	$ 264,649	$ -	$ -	$ 281,393

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

(b)

Based on the LIBOR floor of 1.5% plus 4.0% for the first three months of year one, LIBOR floor of 1.5% plus 4.5% for the second nine months of year one, and LIBOR floor of 1.5% plus 5.0% for the first three months of year two and LIBOR floor of 1.5% plus 5.5% for the last six months of year two.

(c)	Principal due based on variable monthly payments dependent on specified percentages of drop or win on the related slot machines.
(d)	The Company is party to employment agreements with 13 of its senior executives, with terms of one to three years.
(e)

The Company signed a new agreement with Hilton commencing January 1, 2009.  The agreement expires December 31, 2015 and allows the Hotel to use the Hilton name, advertise on the Hilton Hotels website, and utilize the Hilton reservation system and other Hilton amenities.  In exchange, the Hotel is required to make certain capital improvements and will pay varying percentage fees of Food and Beverage Revenue (as defined in the agreement) and Hotel Revenue (as defined in the agreement) and also is obligated to participate in the “HHonors Program TM” reward program.  For the year ending December 31, 2011 and subsequent years the Company will expense 1% of defined Food and Beverage revenue and 5.25% of defined Hotel Revenue in accordance with this agreement. For the three months ended March 31, 2011, $1.5 million was expensed in accordance with this agreement.

(f)	The Company is party to operating leases for office and telephone equipment with original terms of three to five years.

Off-Balance Sheet Arrangements

The Company is not currently subject to any off-balance sheet arrangements which it believes will have a material adverse impact on its financial condition.

Debt Instruments

The following table provides information about the Company’s long-term debt at March 31, 2011 (amounts in thousands):

	Maturity Date	Face Amount	Carrying Value	Fair Value

Term Loan	December, 2012	$ 252,000	$ 252,000	$ 214,200

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

In April, 2010, the FASB released an Accounting Standards Update (ASC Topic 924) addressing the issue of accounting for casino jackpots.  The update addressed the issue of the accounting diversity regarding the accrual of a jackpot liability for base jackpots.  The pronouncement required a liability to be recorded at the time the entity has the obligation to pay the jackpot and applied to both base and progressive jackpots.  The update was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  The Company adopted the guidance as of January 1, 2011.  The adoption reduced the Company’s current liabilities by approximately $867,000.  There was an offset to the accumulated deficit account for a like amount.  There was no effect on the results of operations, cash flows, or disclosures.

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

COLONY RESORTS LVH ACQUISITIONS, LLC

Date: May 6, 2011	By:	/s/ David Monahan
David Monahan
Chief Executive Officer and General Manager

Date: May 6, 2011	By:	/s/ Robert Schaffhauser
Robert Schaffhauser
Executive Vice President of Finance