Form 10-Q
period 2011-06-30
COLONY RESORTS LVH ACQUISITIONS LLC
filed 2011-08-09
CIK 1282607

10-Q 1 d10q.htm FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of August 9, 2011 there were 1.5 Class A Membership Units outstanding and there were 1,500,000 Class B Membership Units outstanding.

COLONY RESORTS LVH ACQUISITIONS, LLC

FORM 10-Q
TABLE OF CONTENTS
		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COLONY RESORTS LVH ACQUISITIONS, LLC

	UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS:

	CONDENSED BALANCE SHEETS	1

	UNAUDITED CONDENSED STATEMENTS OF OPERATIONS	2

	UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS	4

	NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

ITEM 4.	CONTROLS AND PROCEDURES	23

PART II.	OTHER INFORMATION	24

ITEM 6.	EXHIBITS	24

SIGNATURES		27

COLONY RESORTS LVH ACQUISITIONS, LLC
CONDENSED BALANCE SHEETS
(in thousands)

	June 30, 2011	December 31, 2010*
	(Unaudited)
Assets
CURRENT ASSETS:
Cash and equivalents	$ 6,710	$ 10,474
Restricted cash	9,092	6,935
Accounts receivable, net of allowance for doubtful
accounts of $6,316 at June 30, 2011 and $6,417 at December 31, 2010	9,707	8,382
Inventories	2,259	2,465
Prepaid expenses and other current assets	4,355	3,959
Total current assets	32,123	32,215
PROPERTY AND EQUIPMENT, NET	306,501	313,325
RESTRICTED CASH	6,690	6,690
OTHER ASSETS, NET	2,238	2,861
Total assets	$ 347,552	$ 355,091

Liabilities and Members’ (Deficit)/Equity
CURRENT LIABILITIES:
Current portion of term loan	$ 230,000	$ -
Current portion of term loan funded by affiliate	22,000	-
Current portion of other long-term debt	832	611
Accounts payable	6,366	8,167
Accrued interest	12,913	-
Accrued expenses	23,465	24,312
Due to affiliates	485	1,862
Total current liabilities	296,061	34,952
ACCRUED DEFERRED INTEREST EXPENSE	-	5,212
TERM LOAN	-	230,000
PORTION OF TERM LOAN FUNDED BY AFFILIATE	-	22,000
OTHER LONG-TERM DEBT	49	222
LONG TERM DEPOSITS	61	63
Total liabilities	296,171	292,449
COMMITMENTS AND CONTINGENCIES (Note 8)
REDEEMABLE MEMBERS’ EQUITY	61,800	61,800
MEMBERS’ (DEFICIT)/EQUITY	(10,419)	842
Total liabilities and members’ (deficit)/equity	$ 347,552	$ 355,091

___________

 *Condensed from audited financial statements.

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except unit data)

	For the three months ended June 30, 2011	For the three months ended June 30, 2010
Revenues:
Casino	$ 14,202	$ 15,629
Rooms	19,332	19,436
Food and beverage	14,385	15,739
Other revenue	2,524	2,657
Total revenue	50,443	53,461
Less: promotional allowances	(4,931)	(5,920)
Net revenues	45,512	47,541
Expenses:
Casino	12,735	14,716
Rooms	7,645	7,449
Food and beverage	11,346	11,036
Other expense	1,305	1,877
General and administrative	12,202	13,129
Depreciation and amortization	4,400	4,924
Total expense	49,633	53,131
Operating loss	(4,121)	(5,590)
Interest expense	4,743	4,261
Net loss	$ (8,864)	$ (9,851)
Net loss allocation
Allocable to Class A	$ -	$ -
Allocable to Class B	$ (8,864)	$ (9,851)
Basic weighted average Class A membership units outstanding	1.50	1.50
Basic weighted average Class B membership units outstanding	1,500,000.00	1,500,000.00
Diluted weighted average membership units outstanding	1,500,001.50	1,500,001.50
Net loss per Class A membership unit-basic	$ (5.91)	$ (6.57)
Net loss income per Class B membership unit-basic	$ (5.91)	$ (6.57)
Per membership unit-diluted	$ (5.91)	$ (6.57)

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except unit data)

	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Revenues:
Casino	$ 29,003	$ 35,268
Rooms	42,851	40,232
Food and beverage	31,476	31,791
Other revenue	4,900	6,181
Total revenue	108,230	113,472
Less: promotional allowances	(10,717)	(11,978)
Net revenues	97,513	101,494
Expenses:
Casino	25,967	29,747
Rooms	15,281	14,713
Food and beverage	23,321	21,988
Other expense	2,321	3,794
General and administrative	25,162	25,976
Depreciation and amortization	9,316	9,843
Total expense	101,368	106,061
Operating loss	(3,855)	(4,567)
Interest expense	8,326	7,345
Net loss	$ (12,181)	$ (11,912)
Net loss Allocation
Allocable to Class A	$ -	$ -
Allocable to Class B	$ (12,181)	$ (11,912)
Basic weighted average Class A membership units outstanding	1.50	1.50
Basic weighted average Class B membership units outstanding	1,500,000.00	1,500,000.00
Diluted weighted average membership units outstanding	1,500,001.50	1,500,001.50
Net loss per Class A membership unit-basic	$ (8.12)	$ (7.94)
Net loss per Class B membership unit-basic	$ (8.12)	$ (7.94)
Per membership unit-diluted	$ (8.12)	$ (7.94)

See notes to the unaudited condensed financial statements.

COLONY RESORTS LVH ACQUISITIONS, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	For the six months ended June 30, 2011	For the six months ended June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (12,181)	$ (11,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,316	9,843
Amortization of deferred financing costs	570	428
Valuation change in interest rate cap adjustment	55	-
Provision for doubtful accounts	302	(398)
Stock based compensation	53	80
Changes in assets and liabilities:
Accounts receivable	(1,626)	(2,142)
Inventories	205	43
Prepaid expenses and other current assets	(396)	(271)
Other assets	(2)	38
Accounts payable	(1,801)	219
Accrued interest	12,913	-
Accrued expenses	20	(1,448)
Due to affiliates	(1,377)	(218)
Accrued deferred interest expense	(5,212)	-
Long term deposits	(2)	(5)
Net cash provided by/(used in) operating activities	837	(5,743)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(2,347)	(2,093)
(Increase)/decrease in restricted cash	(2,157)	2,517
Net cash (used in)/provided by investing activities	(4,504)	424
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of other long-term debt	(97)	-
Debt issuance costs	-	(137)
Net cash used in financing activities	(97)	(137)
Decrease in cash and equivalents	(3,764)	(5,456)
Cash and equivalents at beginning of year	10,474	13,901
Cash and equivalents at end of period	$ 6,710	$ 8,445

Supplemental Cash Flow Disclosure:
Cash paid for interest	$ 4	$ 4,798
Acquisition of gaming assets with seller financing	$ 145	$ -
Non-Cash Transaction:
Reduction of base jackpot liability	$ 867	$ -

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

Interim Financial Statements

The accompanying condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results for the six-months ended June 30, 2011, are not necessarily indicative of results to be expected for the full fiscal year.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed and evaluated, as determined necessary by the Company’s management, events that have occurred after June 30, 2011, up until the issuance of the financial statements which occurred on August 9, 2011.

Use of Estimates

The preparation of the unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of American requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses; including related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates those estimates, including those related to asset impairments, accruals for slot and table game marketing points, compensation and related benefits, revenue recognition, allowance for doubtful accounts, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

2.  GOING CONCERN

The accompanying unaudited condensed financial statements are prepared assuming that the Company will continue as a going concern.

As shown in the financial statements, the Company generated net losses of $8.9 million for the three months and $12.2 million for the six months ended June 30, 2011 and the Company had an accumulated deficit and a working capital deficiency at June 30, 2011.

As of July 29, 2011 the Company is in default on its Term Loan.  Accordingly, the lender is entitled to exercise various rights, powers and remedies including acceleration of the Loan, termination or suspension of all or any portion of advances or disbursement of funds from restricted cash accounts, accrual of interest at the default rate and the exercise of remedies under collateral documents.  The Company is currently in discussions with its lender to negotiate a restructuring of its debt.  If the Company is not successful in a restructuring agreement or entering into a transaction to address its liquidity and capital structure, the note holders have the ability to demand accelerated repayment of all amounts under the Term Loan.  The Company would not have the liquidity to meet this demand.

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On July 1, 2010 the Company stopped making interest payments on the Term Loan.  The Company accrued interest at a default rate of 5% on the unpaid balance.  The Company also incurred a 5% late charge on the accrued interest.  The accrued amount totaled $1.1 million and was included in interest expense for the three months ended September 30, 2010.  On July 30, 2010 the Company entered into the Second Amendment to the Term Loan which, among other things, forgave the default interest and accrued late charges.  The $1.1 million forgiveness of default interest was later reversed and reflected on the statements of operations in the quarter ended September 30, 2010.

The Second Amendment to the Term Loan extended the loan until December 31, 2012 and provided the Company with additional loan advances of $22 million.  Concurrently, a Participation Agreement was executed between LVH Finance LLC (The “Participant”), an affiliate of the Company, and Goldman Sachs Mortgage Company wherein the Participant funded the $22 million principal advance to the Company.  No interest or any fees are to accrue or be paid to the Participant by the Company.  The Company received an initial advance on July 30, 2010 of $6.7 million offset by $3.1 million in accrued interest and $0.8 million in closing and loan costs which included an interest rate cap in the amount of $124,000.  The remaining funding of the advance, $15.3 million, was funded on August 20, 2010 and was partially offset by $1.2 million in lender fees. The Second Amendment to the Term Loan provides that interest on the Term Loan will be based on LIBOR plus a 4% spread with a minimum LIBOR rate of 1.5%.  The spread will increase 0.5% beginning in July 2011 and will increment 0.5% every six months to a maximum of 5.5%.  The Second Amendment to the Term Loan allowed the Company to defer making interest payments to a maximum of $10 million.  The Second Amendment to the Term Loan also provides for additional liquidity to be provided by the Company’s Members.  Members of the Company are required to make contributions, if necessary, up to a maximum of $20 million.

The Company elected not to make the interest payments that were due on June 1, 2011, July 1, 2011 and August 1, 2011 in order to conserve liquidity for operating and other needs.  The interest payments that were not made amount to $3.5 million.  As of July 29, 2011 the Company is in default on its Term Loan.  Accordingly, the lender is entitled to exercise various rights, powers and remedies including acceleration of the Loan, termination or suspension of all or any portion of advances or disbursement of funds from restricted cash accounts, accrual of interest at the default rate and the exercise of remedies under collateral documents.  The Company is currently in discussions with its lender to negotiate a restructuring of its debt, the outcome of which is uncertain.

As of June 30, 2011, the Company has accrued $12.9 million in interest expense of which $10.0 million is a deferral of interest which is allowed under the Second Amendment to the Term Loan, $1.1 million is default interest and late fees, and $1.8 million is additional accrued interest.

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

The Company provides and/or receives services from affiliated companies.  The total net value of services received from the affiliated companies and which was included in expenses was approximately $534,000 for the six months ended June 30, 2011 and $924,000 for the six months ended June 30, 2010.

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On July 30, 2010 the Company entered into an agreement with its lender to provide additional advances which were funded by an affiliate.  The terms of the agreement are reflected in Note 3 – Term Loan.

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

As of June 30, 2011, Voteco owns 0.585 Class A Units, Co-Investment Voteco owns 0.30 Class A Units,Whitehall Voteco owns 0.60 Class A Units and Mr. Ribis owns 0.015 Class A Units.  In addition, as of June 30, 2011, Holdings owns 585,000 Class B Units, Co-Investment Partners owns 900,000 Class B Units and Mr. Ribis owns 15,000 Class B Units.  Pursuant to the Company’s Operating Agreement, holders of Class A Units are entitled to one vote per unit in all matters to be voted on by voting members of the Company.  Holders of Class B Units are not entitled to vote, except as otherwise expressly required by law.

At the time of the closing of the Acquisition, a Transfer Restriction Agreement was executed by and among Thomas J. Barrack, Jr. (“Mr. Barrack”), Mr. Ribis, Co-Investment Partners and Co-Investment Voteco (the “Co-Investment Transfer Restriction Agreement”) and a Transfer Restriction Agreement was executed by and among Mr. Barrack, Voteco and Holdings (the “Voteco Transfer Restriction Agreement”).  At the time of the transfer of certain Class A Units to Whitehall Voteco from Co-Investment Voteco, a Transfer Restriction Agreement was executed by and among Stuart Rothenberg (“Mr. Rothenberg”), Brahm Cramer (“Mr. Cramer”) and Jonathan Langer (“Mr. Langer”) and together with Mr. Rothenberg andMr. Cramer, the “Whitehall Voteco Members”, Whitehall Voteco and Co-Investment Partners (the “Whitehall Voteco Transfer Restriction Agreement”).  As of March 9, 2009, Mr. Rothenberg resigned from Whitehall Voteco.  As of March 11, 2009, Mr. Cramer resigned as a manager of Whitehall Voteco.  As of December 31, 2009, Mr. Langer resigned as a manager of Whitehall Voteco.

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

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

There was approximately $53,000 and $80,000 of compensation cost related to the 16,667 options recognized in general and administrative expenses for the six months ended June 30, 2011 and 2010 respectively.  The estimated fair value of the options at the date of grant was $19.15 per membership unit and was computed using the Black-Scholes-Merton option pricing model with the following weighted average assumptions: risk free interest rate of 3.66%; no expected dividend yields; and expected vesting periods of 36 months.  The following table sets forth the assumptions used to determine compensation cost for these options consistent with the requirements of ASC Topic 718.

Weighted-average assumptions:
Model	Black-Scholes
Number of options	16,667 options
Membership unit price	$100
Exercise unit price	$100
Dividend Yield	N/A
Volatility	5%
Risk-Free rate	3.66%
Valuation Date	September 29, 2009
Expiration Date	September 29, 2012

COLONY RESORTS LVH ACQUISITIONS, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

8.  COMMITMENTS AND CONTINGENCIES

Letters of Credit

Beginning in 2005 and annually thereafter, the Company was required to deliver irrevocable standby letters of credit in connection with its workers’ compensation insurance policies issued by its insurance carriers. In March 2009, the Company was required to deliver an irrevocable standby letter of credit to a new credit card processor.  The letters of credit are secured by certificates of deposits in the same notional amounts as the corresponding letters of credit. The initial expiration dates of these letters of credit are for one year and are automatically extended for 90 days from their expiration date unless the issuing bank notifies the Company sixty days prior to such expiration dates that the letters of credit will not be renewed. As of June 30, 2011 and December 31, 2010, the certificates of deposit which secure the letters of credit total $3,325,000 and are included in restricted cash. As of June 30, 2011 and December 31, 2010, there were no amounts outstanding on the letters of credit.

Litigation

In the normal course of business, the Company is subject to various litigation, claims and assessments.  The Company is not currently a party to any material litigation and, it is not aware of any material action, suit or proceeding against it that has been threatened by any person.

Sales and Use Tax on Complimentary Meals

In March 2008, the Nevada Supreme Court ruled, in the matter captioned Sparks Nugget, Inc. vs. The State of Nevada Ex Rel. Department of Taxation, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees was exempt from sales and use tax. In July 2008, the Court denied the State’s motion for rehearing. For the three year period ended February 2008, the Company paid use tax on these items and has filed for refunds for the periods March 2005 through February 2008.  The amount subject to these refunds, excluding interest, is approximately $1.1 million. As of June 30, 2011, the Company had not recorded a receivable related to this matter.

9. TERMINATION OF THE HILTON LICENSE AGREEMENT

On June 22, 2011, the Company received notice from Hilton that it was exercising its right to terminate the License Agreement between the Company and Hilton. Pursuant to the License Agreement, either party may terminate the agreement without cause at any time after January 1, 2011. Unless the parties reach an agreement otherwise, the effective date of the termination will be January 3, 2012.

Pursuant to the License Agreement, the Company licenses the right to use the Hilton mark and is part of Hilton’s reservation system and the Hilton “HHonors Program.”

The Company is in discussions with other major hotel brands to explore the possibility of aligning the Company with a partner that better reflects the strategic direction the Company would like to take. The Company may also reach a similar understanding with Hilton and sign a new license agreement.

If the Company is unable to enter into a license agreement with a major hotel brand, the Company’s financial condition, results of operations and cash flow would be adversely affected.

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

Overview

The following discussion of the Company’s results of operations compares the three months and six months ended June 30, 2011, to the three months and six months ended June 30, 2010, respectively.

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

Comparison of the Three Months Ended June 30, 2011 with the Three Months Ended June 30, 2010

Summary Financial Information

The Hotel offers hotel, gaming, dining, entertainment, retail, and spa amenities at one location in Las Vegas and under one operating segment.  Approximately 28% of the Hotel’s gross revenue is derived from gaming, while 38% is derived from room revenue.  Room revenue is significant because of the Hotel’s location next to the Las Vegas Convention Center and its related emphasis on the group, convention, and trade show business.

The following table summarizes the Hotel’s results of operations (dollars in thousands):

	Three Months Ended June 30,
	2011	2010

Net revenues	$ 45,512	$ 47,541
Operating loss	(4,121)	(5,590)
Net loss	(8,864)	(9,851)

     Revenue Information

The breakdown of the Property’s net revenue is as follows (in thousands):

	Three Months Ended June 30,
	2011	2010	Percent Change
Casino	$ 14,202	$ 15,629	(9.1)%
Rooms	19,332	19,436	(0.5)%
Food and beverage	14,385	15,739	(8.6)%
Other revenue	2,524	2,657	(5.0)%
	50,443	53,461	(5.6)%
Less: promotional allowance	(4,931)	(5,920)	(16.7)%
Net revenues	$ 45,512	$ 47,541	(4.3)%

Casino

Casino revenue decreased $1.4 million, or 9.1%, to $14.2 million for the quarter ended June 30, 2011, compared to $15.6 million for the quarter ended June 30, 2010. The decrease in casino revenue was due to a $0.8 million decrease in table game win, a $1.2 million decrease in slot win and a $0.7 million increase in race and sportsbook win.  The decrease in table games revenue is primarily due to a lower win percentage between the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010.  The decrease in slot win is primarily the result of lower drop for the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010.  The decrease in volume is due to the general economic downturn and fierce competition.   The increase in race and sportsbook win is primarily due to a higher win percentage for the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010.

The Casino operating department margin was 10.3% for the quarter ended June 30, 2011.  The operating department margin was 5.8% for the quarter ended June 30, 2010.  The increase in operating margin was primarily due to lower labor and benefits and marketing expenses.

Rooms

For the quarter ended June 30, 2011, room revenue was $19.3 million; for the quarter ended June 30, 2010, room revenue was $19.4.  Both occupancy and average daily rate were similar between the two quarters.

The rooms operating department margin was 60.5% for the quarter ended June 30, 2011.  The operating department margin was 61.7% for the quarter ended June 30, 2010.  The decreased operating margin was primarily due to higher commissions paid during the quarter ended June 30, 2011.

Food and Beverage

Food and beverage revenue for the quarter ended June 30, 2011 was $14.4 million compared to $15.7 million for the quarter ended June 30, 2010 a decrease of $1.4 million or 8.6%. The decrease in revenue was primarily due to less promotional food offers in the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010.  The operating margins were lower with an operating margin of 21.1% for the quarter ended June 30, 2011 compared to an operating margin of 29.9% for the quarter ended June 30, 2010.  The lower operating margin was due to contractual increases in union payroll experienced in the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010.

Other

Other Revenue includes retail sales, entertainment sales and miscellaneous income. Other Revenue was approximately $2.5 million for the quarter ended June 30, 2011 and $2.7 million for the quarter ended June 30, 2010.  Entertainment revenue was lower for the second quarter of 2011 compared to the second quarter of 2010.  The Company utilizes four-wall acts instead of headliners.  Four-wall acts contract for the use of the Hilton Theater and generally retain the revenue from the ticket sales.

Operating Cost and Expense Information

The breakdown of the Property’s operating costs and expenses is as follows (dollars in thousands):

	Three Months Ended June 30,
	2011	2010	Percent Change
Casino	$ 12,735	$ 14,716	(13.5)%
Rooms	7,645	7,449	2.6%
Food and beverage	11,346	11,036	2.8%
Other	1,305	1,877	(30.5)%
General and administrative	12,202	13,129	(7.1)%
Depreciation and amortization	4,400	4,924	(10.6)%

Total	$ 49,633	$ 53,131	(6.6)%

 Operating Expenses

Operating expenses were $49.6 million for the quarter ended June 30, 2011 compared to $53.1 million for the quarter ended June 30, 2010 a decrease of approximately $3.5 million.   The decrease is primarily due to volume related expenses including payroll and promotional allowances achieved in the casino division and reduced advertising expenses as a result of our current entertainment model of four-wall contracted acts.

Interest Expense

For the three months ended June 30, 2011, interest expense totaled $4.7 million. For the three months ended June 30, 2010, interest expense totaled $4.3 million. The increase of $0.5 million is primarily due to the incrementing of the Term Loan's variable interest rate.

Comparison of the Six Months Ended June 30, 2011 with the Six Months Ended June 30, 2010

Summary Financial Information

The following table summarizes the Hotel’s results of operations (dollars in thousands):

	Six Months Ended June 30,
	2011	2010

Net revenues	$ 97,513	$ 101,494
Operating loss	(3,855)	(4,567)
Net loss	(12,181)	(11,912)

     Revenue Information

The breakdown of the Property’s net revenue is as follows (dollars in thousands):

	Six Months Ended June 30,
	2011	2010	Percent Change
Casino	$ 29,003	$ 35,268	(17.8)%
Rooms	42,851	40,232	6.5%
Food and beverage	31,476	31,791	(1.0)%
Other revenue	4,900	6,181	(20.7)%
	108,230	113,472	(4.6)%
Less: promotional allowance	(10,717)	(11,978)	(10.5)%

Net revenues	$ 97,513	$ 101,494	(3.9)%

Casino

Casino revenue decreased $6.3 million, or 17.8%, to $29.0 million for the six months ended June 30, 2011, compared to $35.3 million for the six months ended June 30, 2010.  The decrease was primarily from reduced table game and slot win.  Table game revenue decreased $3.0 million for the first six months of 2011 compared to the first six months of 2010.  Slot revenue decreased $2.7 million for the first six months of 2011 compared to the first six months of 2010.  The decrease in table game win was primarily due to a decrease in win percentage primarily in mini baccarat.  The decrease in slot revenue is primarily due to lower volume for the six months ended June 30, 2011.  Slot volume has suffered due to the general economic downturn with less spend per patron.

The Casino operating department margin was 10.5% for the six months ended June 30, 2011.  The Casino operating department margin was 15.7% for the six months ended June 30, 2010.  Operating expenses for the six months ended June 30, 2011 were proportionately higher due to the low table games win percentage compared to the six months ended June 30, 2010.

Rooms

For the first six months ended June 30, 2011, room revenue was $42.9 million, $2.6 million more than room revenue of $40.2 million for the six months ended June 30, 2010.  The increase in room revenue was primarily due to a higher average daily rate achieved for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

The Room operating department margin was relatively unchanged between the two six month periods.  The Room operating margin for the first half of 2011 was 64.3%; the room operating margin for the first half of 2010 was 63.4%.  Costs associated with operating the Hotel held constant with similar Hotel occupied rooms.

Food and Beverage

Food and Beverage revenue for the six months ended June 30, 2011 was $31.5 million, approximately the same as $31.8 million for the six months ended June 30, 2010.  The operating margin of 25.9% for the first six months of 2011 decreased from the operating margin of 30.8% for the same six months of 2010.  The decrease was primarily due to higher labor and benefit costs for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Other

Other Revenue includes retail sales, entertainment sales and miscellaneous income. Other Revenue was approximately $4.9 million for the six months ended June 30, 2011 compared to $6.2 million for Other Revenue reported for the six months ended June 30, 2010.  Entertainment revenue was higher for the first half of 2010 compared to the first half of 2011 because more scheduled headliner performances in 2011 were engaged through “four wall” agreements, in which the producer pays the artist’s fees directly and retains the ticket sales.

Operating Cost and Expense Information

The breakdown of the Property’s operating costs and expenses is as follows (dollars in thousands):

	Six Months Ended June 30,
	2011	2010	Percent Change
Casino	$ 25,967	$ 29,747	(12.7)%
Rooms	15,281	14,713	3.9%
Food and beverage	23,321	21,988	6.1%
Other expense	2,321	3,794	(38.8)%
General and administrative	25,162	25,976	(3.1)%
Depreciation and amortization	9,316	9,843	(5.4)%

Total	$ 101,368	$ 106,061	(4.4)%

Operating Expenses

Operating expenses decreased $4.7 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  The decrease is primarily due to payroll efficiencies and promotional expenses achieved in the casino division and reduced advertising expenses as a result of our current entertainment model of four-wall contracted acts.

Interest Expense

For the six months ended June 30, 2011, interest expense totaled $8.3 million. For the six months ended June 30, 2010, interest expense totaled $7.3 million. The increase of $1.0 million is primarily due to the incrementing of the Term Loan's variable interest rate.

Liquidity and Capital Resources

As discussed under Cash Flows-Financing Activities, the Company was declared to be in default under its Term Loan agreement.

Cash flows of the Company for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 consisted of the following:

Cash Flows - Operating Activities

Cash flow provided by operations was $0.8 million for the six months ended June 30, 2011 compared to cash flow used in operations of $5.7 million for the six months ended June 30, 2010.  The increase in operating cash flow was primarily the result of the increase in accrued interest.

As of June 30, 2011, the Company had cash and equivalents of $6.7 million of which $3.1 million was cash in the casino used to fund daily operations.

Cash Flows - Investing Activities

For the six months ended June 30, 2011, $4.5 million of cash was used in investing activities of which $2.3 million was used for additions to property and equipment and $2.2 million was used to increase Restricted Cash.  The increase in Restricted Cash included certain escrow accounts required by the Term Loan.  For the six months ended June 30, 2010, $0.4 million was provided by investing activities of which $2.1 million of cash was used for additions to property and equipment and $2.5 million was provided by a decrease of restricted cash.

Cash Flows - Financing Activities

The Company expended $97 thousand during the six months ended June 30, 2011 to reduce long-term debt other than the Term Loan.  The Term Loan has a balance of $252 million and no additional funding is available.

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

The Company entered into a Second Amendment to the Loan Agreement dated July 30, 2010.  The modified loan increased the principal amount of the loan by $22 million subject to terms and conditions of the Loan Agreement.  Concurrent to the funding, a participation agreement was executed with LVH Finance, LLC (the “Participant”) whereby the Participant funded the $22 million principal.  The Second Amendment extended the due date of the term loan to December 31, 2012 and calls for interest to be paid at LIBOR plus 4.0% through June 2011.  The LIBOR spread increases at 0.5% increments at six month intervals.  The LIBOR rate has a floor of 1.5%.  No interest is to accrue on the $22 million additional funding.  The loan now has a due date of December, 2012.  The Second Amendment to the Term Loan provides for additional liquidity to be provided by the Company’s members.  Members of the Company are required to make contributions, if necessary, up to a maximum of $20 million.

The Company elected not to make the interest payments that were due on June 1, 2011, July 1, 2011 and August 1, 2011 in order to conserve liquidity for operating and other needs.  The interest payments that were not made amount to $3.5 million.  As of July 29, 2011, the Company is in default on its Term Loan.  Accordingly, the lender is entitled to exercise various rights, powers and remedies including acceleration of the Loan, termination or suspension of all or any portion of advances or disbursement of funds from restricted cash accounts, accrual of interest at the default rate and the exercise of remedies under collateral documents.  The Company is currently in discussions with its lender to negotiate a restructuring of its debt, the outcome of which is uncertain.

As of June 30, 2011, the Company has accrued $12.9 million in interest expense of which $10.0 is a deferral of interest which is allowed under the Second Amendment to the Term Loan, $1.1 million is default interest and late fees, and $1.8 million is additional accrued interest.

Other Factors Affecting Liquidity

On June 22, 2011, the Company received notice from Hilton that it was exercising its right to terminate the License Agreement between the Company and Hilton. Pursuant to the License Agreement, either party may terminate the agreement without cause at any time after January 1, 2011. Unless the parties reach an agreement otherwise, the effective date of the termination will be January 3, 2012.

Pursuant to the License Agreement, the Company licenses the right to use the Hilton mark and is part of Hilton’s reservation system and the Hilton “HHonors Program.”

The Company is in discussions with other major hotel brands to see if there is an opportunity to align the Company with a partner that better reflects the strategic direction the Company would like to take. The Company may also reach a similar understanding with Hilton and sign a new license agreement.

If the Company is unable to enter into a license agreement with a major hotel brand, the Company’s financial condition, results of operations and cash flow would be adversely affected.

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

Contractual Obligation and Other Commitments

        The following table summarizes the Company’s contractual obligations and commitments (amount in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In Thousands)
Long-Term Debt Obligation
Term Loan (a)	$ 252,000	$ -	$ -	$ -	$ 252,000
Variable interest payments (b)	14,375	8,050	-	-	22,425
Default interest(c)	13,800	6,900	-	-	20,700
Other long-term debt	832	49	-	-	881
Contractual Obligations
Employment agreements (d)	1,574	326	-	-	1,900
Licensing agreement (e)
Operating leases(f)	324	219	-	-	543

	$ 282,905	$ 15,544	$ -	$ -	$ 298,449

(a)

The Term Loan, with an initial funding of $209,200,000 originated May 11, 2006. The Company has drawn an additional $42.8 million under the Term Loan and had an outstanding balance of $252,000,000. The loan had an original two-year term and three, one-year extensions. The Company defaulted on its June 1, 2010 interest payment. The default was cured on July 30, 2010 when the Company entered into a loan modification agreement. The agreement had the Lender advance the Company $22 million and provided for a due date of December 31, 2012. Interest currently accrues at LIBOR plus 4.5% with a LIBOR floor of 1.5%. The spread increases 0.5% every six months beginning July 2011 up to a maximum of 5.5%. A Participation Agreement was executed simultaneously regarding the $22 million additional funding. The Participation Agreement which is between LVH Finance LLC, an affiliate, and the Lender does not allow for interest or fees to be accrued on the $22 million principal. The Company elected not to make the June 1, July 1 or August 1, 2011 interest payment in order to conserve liquididty for operating and other needs. This schedule therefore also includes default interest. As of July 29, 2011, the Company is in default on its Term Loan. See Note 3

(b)	Based on the LIBOR floor of 1.5% plus 4.5% for six month then incrementing 0.5% each six months up to a maximum of 5.5%.
(c)	Based on 5% per month until the due date of December , 2012
(d)	The Company is party to employment agreements with 13 of its senior executives, with terms of one to three years.
(e)

The Company signed a new agreement with Hilton commencing January 1, 2009. The agreement expires December 31, 2015 and allows the Hotel to use the Hilton name, advertise on the Hilton Hotels website, and utilize the Hilton reservation system and other Hilton amenities. In exchange, the Hotel is required to make certain capital improvements and will pay varying percentage fees of Food and Beverage Revenue (as defined in the agreement) and Hotel Revenue (as defined in the agreement) and also is obligated to participate in the “HHonors Program TM” reward program. For the year ending December 31, 2011 and subsequent years the Company will expense 1% of defined Food and Beverage revenue and 5.25% of defined Hotel Revenue in accordance with this agreement. For the six months ended June 30, 2011, $2.3million was expensed in accordance with this agreement. Hilton has notified the Company that it intends to terminate this agreement effective January 3, 2012. See Note 9.

(f)	The Company is party to operating leases for office and telephone equipment with original terms of three to five years.

Off-Balance Sheet Arrangements

The Company is not currently subject to any off-balance sheet arrangements which it believes will have a material adverse impact on its financial condition.

Debt Instruments

The following table provides information about the Company’s long-term debt at June 30, 2011 (amounts in thousands):

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

The Company elected not to make the interest payments that were due on June 1, 2011, July 1, 2011 and August 1, 2011 in order to conserve liquidity for operating and other needs.  See Note 3 to the financial statements.

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

Player Reward Promotions

The Company’s player reward allows customers to redeem points earned from their gaming activity for cash and complimentary food, beverage, rooms, entertainment and merchandise.  At the time redeemed, the retail value of complimentaries is recorded as revenue with a corresponding offsetting amount included in promotional allowances.  The cost associated with complimentary food, beverage, rooms, entertainment and merchandise redeemed is recorded in casino costs and expenses.  The Company also records a liability for the estimated cost of the outstanding points that it believes will ultimately be redeemed.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  The Company’s primary exposure to market risk is interest rate risk associated with its variable rate long-term debt.   If LIBOR were to increase 100 basis points and there were no additional borrowings, based on our borrowings as of June 30, 2011 interest expense would increase approximately $2.3 million for the twelve month period ending June 30, 2012.  The Company attempts to manage its interest rate risk by entering into interest rate cap agreements.  The Company does not hold or issue financial instruments for trading purposes and does not enter into derivative transactions that would be considered speculative positions.  The derivative financial instruments consist exclusively of interest rate cap agreements.  Differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expenses.

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
10.34

First Amendment to Second Amended and Restated Join Services Agreement dated as of May 14, 2010 by and among Resorts International Hotel, Inc., Colony Resorts LVH Acquisitions, LLC and Resorts International Holdings, LLC.####

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

COLONY RESORTS LVH ACQUISITIONS, LLC

Date: August 9, 2011	By:	/s/ David Monahan
David Monahan
Chief Executive Officer and General Manager

Date: August 9, 2011	By:	/s/ Robert Schaffhauser
Robert Schaffhauser
Executive Vice President of Finance