Form 10-Q/A
period 2011-06-30
COLONY RESORTS LVH ACQUISITIONS LLC
filed 2011-09-08
CIK 1282607

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (the “10-Q”) is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulations S-T.  No other changes have been made to the 10-Q and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

1

PART II – OTHER INFORMATION

Item 6. Exhibits

EXHIBIT NUMBER

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

*Filed with this Form 10-Q/A for Colony Resorts LVH Acquisitions, LLC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONY RESORTS LVH ACQUISITIONS, LLC

Date: September 8, 2011	By:	/s/ David Monahan
David Monahan
Chief Executive Officer and General Manager

Date: September 8, 2011	By:	/s/ Robert Schaffhauser
Robert Schaffhauser
Executive Vice President of Finance